Form 10-Q
period 2003-09-30
SIGMATEL INC
filed 2003-10-29
CIK 1043639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission File Number: 000-50391

SIGMATEL, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2691412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3815 South Capital of Texas Highway

Building 3, Suite 300

Austin, Texas 78704

(512) 381-3700

(Address and telephone number of principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 34,174,135 as of October 15, 2003.

SIGMATEL, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SIGMATEL, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$103,133	$2,859
Restricted short-term investments	130	130
Accounts receivable, net	14,945	4,839
Inventories, net	11,499	5,740
Prepaid expenses and other current assets	575	575

Total current assets	130,282	14,143

Property, equipment and software, net	3,603	4,152
Intangible assets, net	4,394	—
Other assets	112	234

Total assets	$138,391	$18,529

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$14,563	$5,285
Accrued payroll	926	253
Other accrued expenses	2,747	667
Deferred revenue	3,117	459
Current portion of capital lease obligations	46	17
Revolving line of credit	—	8,512

Total current liabilities	21,399	15,193
Convertible notes payable	—	7,419
Capital lease obligations, net of current portion	76	18
Other liabilities	117	123

Total liabilities	21,592	22,753

Redeemable convertible preferred stock, $.01 par value; 30,000,000 shares authorized; shares issued and outstanding: none in 2003 and 14,864,783 in 2002	—	40,761
Stockholders’ equity (deficit):
Common stock, $.0001 par value; 170,000,000 shares authorized; shares issued and outstanding: 34,264,091 and 34,174,135 in 2003 and 5,990,628 and 5,900,672 in 2002, respectively	3	1
Additional paid-in capital	173,562	9,181
Notes receivable from stockholders	(144)	(289)
Deferred stock-based compensation	(4,626)	(50)
Treasury stock, 89,956 common shares at 2003 and 2002, at cost	(741)	(741)
Accumulated deficit	(51,255)	(53,087)

Total stockholders’ equity (deficit)	116,799	(44,985)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$138,391	$18,529

The accompanying notes are an integral part of these condensed financial statements.

SIGMATEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$32,706	$9,827	$65,254	$18,969
Cost of goods sold (1)	16,988	5,756	35,196	13,143

Gross Profit	15,718	4,071	30,058	5,826

Operating Expenses:
Research and development (1)	4,674	2,958	12,490	8,745
Selling, general and administrative (1)	2,716	1,224	6,971	3,537
Amortization of deferred stock-based compensation	1,860	8	2,988	22
Litigation settlement (Note 9)	4,500	—	4,500	—
Loss on disposal of property and equipment	—	11	—	11

Total operating expenses	13,750	4,201	26,949	12,315

Operating income (loss)	1,968	(130)	3,109	(6,489)

Other income (expense):
Interest income	22	9	44	32
Interest expense	(238)	(723)	(1,243)	(1,939)

Total other income (expense)	(216)	(714)	(1,199)	(1,907)

Income (loss) before income taxes	1,752	(844)	1,910	(8,396)

Income taxes	70	—	78	—

Net income (loss)	1,682	(844)	1,832	(8,396)
Deemed dividends on preferred stock	(513)	(79)	(8,768)	(237)

Net income (loss) attributable to common stockholders	$1,169	$(923)	$(6,936)	$(8,633)

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE	$0.15	$(0.16)	$(1.07)	$(1.48)

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE	$0.04	$(0.16)	$(1.07)	$(1.48)

WEIGHTED AVERAGE SHARES USED TO COMPUTE:
Basic net income (loss) attributable to common stockholders per share	7,733,292	5,863,665	6,487,232	5,823,308
Diluted net income (loss) attributable to common stockholders per share	29,536,606	5,863,665	6,487,232	5,823,308

(1)	Amounts exclude amortization of deferred stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Cost of goods sold	$44	$—	$86	$—

Research and development	577	8	1,236	22

Selling, general & administrative	1,239	—	1,666	—

Total	$1,860	$8	$2,988	$22

The accompanying notes are an integral part of these condensed financial statements.

SIGMATEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,832	$(8,396)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,705	1,968
Amortization of deferred stock-based compensation	2,988	22
Loss on disposal of property and equipment	—	11
Other non-cash expenses	952	2,536
Changes in assets and liabilities:
Accounts receivable, net	(10,106)	(1,575)
Inventories, net	(5,760)	(253)
Prepaid expenses and other assets	(154)	319
Accounts payable	5,033	(150)
Accrued expenses	2,760	505
Deferred revenue and other liabilities	2,717	266

Net cash provided by (used in) operating activities	2,967	(4,747)

Cash flows from investing activities:
Purchase of property and equipment	(2,056)	(730)

Net cash used in investing activities	(2,056)	(730)

Cash flows from financing activities:
Proceeds from long-term debt	5,150	—
Proceeds (repayments) under revolving line of credit, net	(8,923)	2,292
Repayments of long-term debt	(5,000)	—
Payments on capital lease obligations	(63)	(35)
Proceeds from issuance of convertible preferred stock, net of issuance costs	8,090	—
Payments of interest on convertible notes	(1,564)	—
Proceeds from amounts receivable from stockholders	144	4
Proceeds from issuance of common stock, net of issuance costs	101,529	9

Net cash provided by financing activities	99,363	2,270

Net increase (decrease) in cash and cash equivalents	100,274	(3,207)
Cash and cash equivalents, beginning of period	2,859	6,308

Cash and cash equivalents, end of period	$103,133	$3,101

The accompanying notes are an integral part of these condensed financial statements.

SIGMATEL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed financial statements of SigmaTel, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s prospectus dated September 18, 2003 filed with the Securities and Exchange Commission in connection with the Company’s initial public offering.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

On September 11, 2003 the Company completed a one-for-three reverse stock split of the Company’s outstanding common stock which was approved by the Company’s stockholders in July 2003. All share and per share amounts have been retroactively restated in the accompanying financial statements and notes for all periods presented to reflect the reverse stock split.

The Company was incorporated in Texas in 1993 and changed its state of incorporation to Delaware in August 2003 by merging into a wholly owned subsidiary. As a result of the merger, that subsidiary succeeded to all rights and obligations of the Texas corporation, and the Texas corporation ceased to exist. Prior to the merger, the Delaware subsidiary conducted no operations and had no assets or liabilities other than $1,000 of cash contributed to it by the Texas corporation. As a result of the reincorporation, the Company is authorized to issue 170,000,000 shares of $0.0001 par value Common Stock and 30,000,000 shares of $0.01 par value Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The par value of both the Preferred Stock and the Common Stock authorized in the balance sheets at September 30, 2003 and December 31, 2002 have been retroactively adjusted to reflect the reincorporation.

2. Initial Public Offering

The Securities and Exchange Commission declared the Company’s first registration statement, which the Company filed on Form S-1 (Registration No. 333-106796) under the Securities Act of 1933 in connection with the initial public offering of its common stock, effective on September 18, 2003. Under this registration statement, the Company registered 11,500,000 shares of its common stock, including 1,500,000 shares subject to the underwriters’ over-allotment option (which option was exercised in full), with an aggregate public offering price of $172.5 million. The Company registered 7,383,917 of these shares on its behalf and 4,116,083 of these shares on behalf of certain selling stockholders of the Company.

The underwriting syndicate was managed by Merrill Lynch & Co., JPMorgan, CIBC World Markets and Needham & Company, Inc. This offering terminated after the sale of all of the shares of the Company’s common stock that it registered under its registration statement on Form S-1.

The sale of shares of common stock by the Company, including the sale of 383,917 shares pursuant to the exercise of the over-allotment option by the underwriters, resulted in aggregate gross proceeds of approximately $110.8 million, approximately $7.8 million of which the Company applied to underwriting discounts and commissions and approximately $1.8 million of which the Company applied to related costs. As a result, the Company received approximately $101.2 million of the offering proceeds.

The sale of shares of common stock by the selling stockholders resulted in aggregate gross proceeds of $61.7 million, $4.3 million of which the selling stockholders applied to underwriting discounts and commissions. As a result, the selling stockholders received $57.4 million of the offering proceeds.

Upon completion of the initial public offering, 22,022,367 outstanding shares of the Company’s redeemable convertible preferred stock were converted into 19,177,818 shares of common stock.

3. Significant Accounting Policies

For a description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our Form S-1 (Registration No. 333-106796) filed with the Securities and Exchange Commission. There have been no changes in our critical accounting policies since June 30, 2003.

4. Intangible Assets

Intangible assets subject to amortization expense relate to a license to use intellectual property in manufacturing and patents. The Company purchased certain intellectual property from a third party during the third quarter that will result in cash expenditures of $2.5 million in the fourth quarter of 2003 and $1.7 million in the first quarter of 2004. Intangible assets consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Intangible assets subject to amortization:
Gross carrying amount	$4,407	$—
Accumulated amortization	(13)	—

Net carrying amount	$4,394	—

Total intangible assets	$4,394	$—

Intangible asset amortization expense for the three months ended September 30, 2003 was $13,000 and estimated aggregate intangible asset amortization expense for the fiscal years 2003 through 2007 is $3.7 million. The weighted average amortization period for intangible assets is five years.

5. Inventories

Inventories, net of reserves, consist of the following (in thousands):

	September 30, 2003	December 31, 2002
Work in process	$4,073	$2,329
Finished goods	7,426	3,411

	$11,499	$5,740

6. Line of Credit and Long-Term Debt

The Company’s Credit Agreement as amended on March 4, 2003 consisted of a revolving line of credit for up to $8.0 million, scheduled to mature on March 1, 2005 at an interest rate of 100 basis points above the Bank’s

Prime Rate. Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company. Under the terms of the agreements, the Company is prohibited from declaring or paying dividends. The Company was in compliance with all financial (i.e., quick ratio and tangible net worth) and non-financial covenants as of December 31, 2002 and as of September 30, 2003. As of September 30, 2003, the interest rate charge on borrowings under the Credit Agreement was 100 basis points above the Bank’s Prime Rate, or 5.00%. As of September 30, 2003, $6.9 million was available under the revolving line of credit.

On March 4, 2003, the Company entered into a three-year $5.0 million term loan with the bank. The note was payable in monthly installments, bore a fixed annual interest rate of 6%, and was collateralized by substantially all of the assets of the Company. The Company paid off the balance of $4.2 million under this term note during September 2003 with proceeds from its initial public offering.

On April 10, 2001, the Company sold to its shareholders convertible subordinated promissory notes (the “Convertible Notes”) in the aggregate principal amount of $6.4 million. The Convertible Notes bore simple interest at the rate of 10% per annum, were to mature on April 10, 2006 and were convertible, at the option of the holder, into shares of the Company’s Series I Preferred Stock at the conversion rate of $2.57 per share. The Convertible Notes were converted into 1,022,102 shares of the Company’s common stock in connection with the initial public offering. The Company paid accrued interest on the Convertible Notes of $1.6 million upon the conversion.

7. Stock-Based Compensation

Had compensation costs been determined based upon the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123, the Company’s total stock-based compensation cost, pro forma net income (loss) attributable to common stockholders and pro forma net income (loss) attributable to stockholders per share, basic and diluted, would have been as follows (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) attributable to common stockholders, as reported	$1,169	$(923)	$(6,936)	$(8,633)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,768	1	2,737	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,738)	(233)	(2,693)	(699)

Pro forma net income (loss) attributable to common stockholders	$1,199	$(1,155)	$(6,892)	$(9,329)

Net income (loss) attributable to common stockholders per share
Basic:
As reported	$0.15	$(0.16)	$(1.07)	$(1.48)

Pro forma	$0.16	$(0.20)	$(1.06)	$(1.60)

Diluted:
As reported	$0.04	$(0.16)	$(1.07)	$(1.48)

Pro forma	$0.04	$(0.20)	$(1.06)	$(1.60)

In September 2003, the Company recognized $0.9 million of employee compensation expense related to the vesting of an option that occurred as a result of the initial public offering.

8. Net income (loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders per share is computed giving effect to all potential dilutive common stock, including outstanding options, common stock subject to repurchase, redeemable convertible preferred stock, warrants and convertible notes.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) attributable to common stockholders per share follows (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) attributable to common stockholders	$1,169	$(923)	$(6,936)	$(8,633)

Basic:
Weighted average shares of common stock outstanding	7,802,305	5,902,038	6,539,747	5,881,411
Weighted average shares of common stock subject to repurchase	(69,013)	(38,373)	(52,515)	(58,103)

Shares used in computing basic net income (loss) attributable to common stockholders per share	7,733,292	5,863,665	6,487,232	5,823,308

Effect of dilutive securities:
Redeemable convertible preferred stock	17,927,066	—	—	—
Warrants	861,067	—	—	—
Stock options	3,015,181	—	—	—

Shares used in computing diluted net income (loss) attributable to common stockholders per share	29,536,606	5,863,665	6,487,232	5,823,308

The following outstanding options, common stock subject to repurchase, redeemable convertible preferred stock, warrants and convertible notes were excluded from the computation of diluted net income (loss) attributable to common stockholders per share as they had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Options to purchase common stock	—	2,076,375	3,913,893	2,076,375
Common stock subject to repurchase	—	38,373	52,515	58,103
Redeemable convertible preferred stock	—	9,230,761	19,177,818	9,230,761
Warrants	—	1,522,215	1,522,215	1,522,215
Convertible notes	1,022,102	1,022,102	1,022,102	1,022,102

9. Commitments and Contingencies

In connection with a technology license agreement with Metanoia Technologies, Inc. (“Metanoia”), the Company has indemnified Metanoia with respect to the infringement of third party proprietary rights. The indemnification is limited to $2.5 million. No claims or assertions have been made against the Company in connection with this indemnification.

In September 1999, a suit was filed against the Company by Crystal Semiconductor, Inc. (“Crystal”) and Cirrus Logic, Inc. (“Cirrus”) (the parent company of Crystal) alleging that certain of the Company’s products infringed two of Crystal’s patents. The Company settled the suit in November 2000. As part of the settlement, the Company issued shares of common stock to Cirrus valued at $3.0 million at the date of issuance, which was recorded as litigation settlement expense. The Company also agreed to a perpetual contingent guarantee which provided that these shares would have a value of at least $10.5 million at the time of its IPO. Upon the closing of its IPO, the Company recorded an expense of and paid Cirrus $4.5 million in satisfaction of the contingent guarantee.

10. Related Party Transactions

Revenues from an affiliated customer were $6.5 million and $1.1 million for the three month periods ended September 30, 2003 and 2002, respectively, and $8.7 million and $5.0 million for the nine month periods ended September 30, 2003 and 2002, respectively.

Accounts receivable from sales to the same affiliated customer were $3.4 million and $1.3 million as of September 30, 2003 and December 31, 2002, respectively.

The Company paid interest related to the Convertible Notes of $0.9 million to the same affiliated customer and $0.4 million and $0.1 million, respectively, to two significant stockholders during the nine months ended September 30, 2003.

The Company paid legal fees of $0.4 million and zero to an affiliate of a former director for the three month periods ended September 30, 2003 and 2002, respectively, and $0.4 million and zero for the nine month periods ended September 30, 2003 and 2002, respectively.

11. Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand-alone basis. The Company does not have any financial interests in variable interest entities.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires certain financial instruments that embody obligations of the issuer, and which have characteristics of both liabilities and equity, to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Overview”, “Results of Operations” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our condensed financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “SigmaTel” refer to SigmaTel, Inc.

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, analog-intensive, mixed-signal integrated circuits (“ICs”). We were founded in 1993 with an initial focus on providing semiconductor design services on a contract basis. We began to develop our first IC product, an AC97 audio codec for PC sound cards, in 1995 and began shipping this product in 1997. From 1997 to 2000, our annual revenues grew rapidly from $1.2 million to $47.4 million. During that time, we began to develop an asymmetric digital subscriber line, or ADSL, SoC and a portable audio SoC. Neither of these products generated revenues, which led to significant operating losses in 2000 and 2001. During 2000 and 2001, the PC audio market transitioned from sound cards to host audio solutions, which are integrated on desktop PC motherboards and in notebook PCs. As sound cards began to lose market share, we experienced a significant loss in market share and a revenue decline from 2000 to 2001.

In early 2001, we hired our current Chief Executive Officer, Ronald Edgerton, and established a new management team. This new management team stopped development of our ADSL SoC, reduced headcount, and redirected our development efforts towards host audio codecs and portable audio SoCs. Due primarily to increased sales of our portable audio SoCs, our revenues increased from $19.0 million for the nine months ended September 30, 2002 to $65.3 million for the nine months ended September 30, 2003, and our operating results improved from a loss of $6.5 million to income of $3.1 million for the same periods.

We currently offer products that serve four markets: portable compressed audio players, notebook and desktop PC audio, consumer audio, and USB peripherals. We made our first commercial shipments of PC audio codecs during 1997. We made our first commercial shipments of USB peripheral ICs in 2000, primarily targeting USB-to-Infrared wireless connectivity applications. We made our first commercial shipments of portable audio SoCs in 2001. The primary market for these products is the portable compressed audio player market. During 2001, we also began to sell our audio codecs into the consumer electronics market for products such as DVD players and set top boxes.

As a fabless semiconductor company, our business model is less capital intensive because we rely on third parties to manufacture, assemble, and test our ICs. We principally rely on distributors to market our products. Our sales through distributors result in lower gross margins, but also lower selling expenses than are associated with direct sales to end customers. A few customers account for a substantial portion of our sales. The following table sets forth our customers that represented 10% or more of our revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Holystone Enterprise	32.4%	33.2%	35.3%	31.6%
Creative Technology (1)	19.9%	11.0%	13.3%	26.3%

(1)	Creative Technology holds more than 10% of our outstanding stock and an officer of Creative Technology is on our Board of Directors.

Our sales cycles can take up to 12 months to complete and volume production of products that use our ICs can take an additional 3 to 6 months to be achieved, if at all. The lengthy sales cycles of our products make forecasting the volume and timing of orders difficult. In addition, the delays inherent in lengthy sales cycles increase the risk that customers may seek to cancel or modify their orders. Our sales are made by purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, backlog is not a good indicator of our future sales. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.

Because many of our ICs are designed for use in consumer electronic products, such as portable compressed audio players, PCs, and DVD players, we expect our business to be subject to seasonality, with increased revenues in the third and fourth quarters of each year, when customers place orders to meet year-end holiday demand. However, our recent rapid revenue growth makes it difficult for us to assess the impact of seasonal factors on our business. In particular, strong sales of our portable audio SoCs resulted in increased revenues during the first quarter of 2003 compared to the fourth quarter of 2002, offsetting seasonal demand factors.

The following describes certain line items in our statements of operations:

Revenues. Revenues consist primarily of sales of our ICs, net of sales discounts or incentives. We recognize revenues on direct sales at the time of shipment to our customers. We defer revenues on sales through distributors with rights of return and price protection until products are resold by such distributors to their customers.

Cost of Goods Sold. Cost of goods sold consists primarily of the costs of purchasing silicon wafers, and also includes costs associated with assembly, test and shipping of our ICs, costs of personnel and equipment associated with manufacturing support and quality assurance, and occupancy costs. Because we do not have long-term, fixed-price supply contracts, our wafer costs are subject to the cyclical demand for semiconductors.

Research and Development. Research and development expense consists primarily of employee, contractor, and related costs, expenses for development testing, evaluation, masking revisions, occupancy costs, and depreciation on research and development equipment. All research and development costs are expensed as incurred. We plan to continue to invest a significant amount in research and development activities to develop new products. We expect research and development expenses to increase in absolute dollars and to fluctuate as a percentage of revenues due to the expected seasonality of our business.

Selling, General and Administrative. Selling, general and administrative expense consists primarily of employee, contractor, and related costs, occupancy costs, sales commissions to independent sales representatives, professional services, and promotional and marketing expenses. We expect selling expenses will fluctuate with changes in revenues, and we expect that general and administrative expenses will increase to support our future operations as well as the additional costs of operating as a publicly traded company.

Amortization of Deferred Stock-Based Compensation. In connection with grants of stock options and the issuance of warrants in 2000, 2001, 2002 and the nine months ended September 30, 2003, we recorded an aggregate of $7.4 million in deferred stock-based compensation. These options and warrants are considered compensatory because the fair value of our stock determined for financial reporting purposes is greater than the fair value determined by our board of directors on the date of grant or issuance. As of September 30, 2003, we had an aggregate of $4.6 million of deferred stock-based compensation remaining to be amortized. We are amortizing deferred stock-based compensation over the vesting period of the related options and warrants, which is generally four or five years. This deferred stock-based compensation balance will be amortized as follows: $0.9 million during the remainder of 2003; $2.2 million during 2004; $1.0 million during 2005; $0.4 million during 2006 and $0.1 during 2007.

Provision for Income Taxes. Under the Internal Revenue Code, certain substantial changes in ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. Annual limitations may result in the expiration of net operating loss and credit carryforwards before they are used. As of September 30, 2003, approximately $3.9 million of net operating loss carryforwards and $0.3 million of research and development credits are subject to limitations on the amount that can be recognized in any annual period.

Results of Operations

The following table sets forth our statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.9	58.6	53.9	69.3

Gross profit	48.1	41.4	46.1	30.7
Operating expenses:
Research and development	14.3	30.1	19.1	46.1
Selling, general and administrative	8.3	12.5	10.7	18.6
Amortization of deferred stock-based compensation	5.7	0.1	4.6	0.1
Litigation settlement	13.8	—	6.9	—

Total operating expenses	42.0	42.7	41.3	64.9

Operating income (loss):	6.0	(1.3)	4.8	(34.2)
Interest income	0.1	0.1	0.1	0.2
Interest expense	(0.7)	(7.4)	(1.9)	(10.2)

Income (loss) before income taxes	5.4	(8.6)	2.9	(44.3)

Income taxes	0.2	—	0.1	—

Net income (loss)	5.1	(8.6)	2.8	(44.3)
Deemed dividends on preferred stock	(1.6)	(0.8)	(13.4)	(1.2)

Net income (loss) attributable to common stockholders	3.6%	(9.4)%	(10.6)%	(45.5)%

Comparison of Three Months Ended September 30, 2003 to Three Months Ended September 30, 2002

Revenues. Revenues for the three months ended September 30, 2003 were $32.7 million compared to $9.8 million for the three months ended September 30, 2002, an increase of 232.8%. This increase was due to an increase in revenues from all of our product lines—portable audio SoCs, USB peripheral ICs and audio codecs. The increase in revenues from our portable audio SoCs was due to the growth of the emerging portable compressed audio player market and our favorable competitive position within that market and was 74.6% of total revenues for the quarter. Our favorable competitive position in this market is primarily due to our integration of analog and digital components onto a single IC, and the resulting small form factor, low power consumption, and overall low cost to our customers. The increase in revenues from audio codecs was due to increased sales to PC manufacturers and their ODMs and was 22.2% of total revenues for the quarter.

Revenues from Holystone Enterprise, our largest distributor, were 32.4% of revenues during the three months ended September 30, 2003 and increased from the 2002 period due to stronger demand for our portable audio SoCs and stronger demand for our audio codecs from PC manufacturers and their ODMs. Revenues from Creative Technology, an affiliate were 19.9% during the three months ended September 30, 2003 and increased from the 2002 period due to increased sales of our codecs that are a component of their sound card products and increased sales of our portable audio SoCs that are a component of their portable audio devices. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 48.1% for the three months ended September 30, 2003 compared with 41.4% for the three months ended September 30, 2002. The increase in gross margin was primarily due to a favorable product mix and a reduction in manufacturing costs, which included both lower wafer costs and lower test costs. The favorable product mix resulted from increased revenues from our portable audio SoCs and USB peripheral ICs, as a percentage of total revenues, as the gross margin from these products is generally higher than from our audio codecs. We expect our gross margins for the remainder of the year to be consistent with those achieved for the three months ended September 30, 2003. However, increased competition could adversely impact our pricing, particularly in the portable compressed audio player market, which could adversely impact our gross margins.

Research and Development. Research and development expenses increased to $4.7 million, or 14.3% of revenues, for the three months ended September 30, 2003 from $3.0 million, or 30.1% of revenues, for the three months ended September 30, 2002. This dollar increase was primarily due to increases in our engineering headcount, including independent contractors, as well as increases in the costs of design tools. Such increases were primarily to support hardware and software development on our latest portable audio SoCs, the STMP3500 family of products as well as other product development activities in both the codec and USB peripheral product lines. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in sales volume.

Selling, General and Administrative. Selling, general and administrative expenses increased to $2.7 million, or 8.3% of revenues, for the three months ended September 30, 2003 from $1.2 million, or 12.5% of revenues, for the three months ended September 30, 2002. This dollar increase was due to increases in sales, marketing, and administrative personnel, as well as increases in commissions paid to independent sales representatives due to our revenue growth. We expect selling, general and administrative expenses will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs, but such expenses will fluctuate as a percentage of revenues due to changes in sales volumes.

Amortization of deferred stock-based compensation. We record deferred stock-based compensation for the difference between the exercise price of option grants and the fair value of our common stock at the time of such grants which resulted in amortization expense of $1.9 million and $8,000 for the three months ended September 30, 2003 and 2002, respectively. The current period includes $0.9 million of amortization expense related to the vesting of an option that occurred as a result of the initial public offering.

Litigation. In September 1999, a suit was filed against the Company by Crystal Semiconductor, Inc. (“Crystal”) and Cirrus Logic, Inc. (“Cirrus”) (the parent company of Crystal) alleging that certain of the Company’s products infringed two of Crystal’s patents. The Company settled the suit in November 2000. As part of the settlement, the Company issued shares of common stock to Cirrus valued at $3.0 million at the date of issuance, which was recorded as litigation settlement expense. The Company also agreed to a perpetual contingent guarantee which provided that these shares would have a value of at least $10.5 million at the time of its IPO. Upon the closing of its IPO, the Company recorded an expense of and paid Cirrus $4.5 million in satisfaction of the contingent guarantee.

Interest Expense. Interest expense decreased to $0.2 million for the three months ended September 30, 2003 from $0.7 million for the three months ended September 30, 2002. This was due to decreased interest expense of $0.5 million on lower levels of debt outstanding during the 2003 period. During the first quarter of 2003, we raised $8.1 million from sales of our preferred stock and used the proceeds to pay down our debt. During the third quarter of 2003, we successfully completed an initial public offering of 7.4 million shares of our common stock which resulted in net proceeds to the Company of approximately $101.2 million. These proceeds were used to pay off all of our existing long-term debt. We expect to record interest income on the investment of the excess proceeds in future periods.

Comparison of Nine Months Ended September 30, 2003 to Nine Months Ended September 30, 2002

Revenues. Revenues for the nine months ended September 30, 2003 were $65.3 million compared to $ 19.0 million for the nine months ended September 30, 2002, an increase of 244.0%. This increase was due to an increase in revenues from all of our product lines—portable audio SoCs, USB peripheral ICs and audio codecs. The increase in revenues from our portable audio SoCs was due to the growth of the emerging portable compressed audio player market and our favorable competitive position within that market and was 75.0% of total revenues during the period. Our favorable competitive position in this market is primarily due to our integration of analog and digital components onto a single IC, and the resulting small form factor, low power consumption, and overall low cost to our customers. The increase in revenues from audio codecs was due to increased sales to PC manufacturers and their ODMs and was 20.8% of total revenues during the period.

Revenues from Holystone Enterprise, our largest distributor, were 35.3% of revenues during the nine months ended September 30, 2003 and increased from the 2002 period due to stronger demand for our portable audio SoCs and stronger demand for our audio codecs from PC manufacturers and their ODMs. Sales to Creative Technology, an affiliate, decreased from the 2002 period due to a reduction in sales of their sounds cards, which include our audio codecs, partially offset by increased sales of our portable audio SoCs. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 46.1% for the nine months ended September 30, 2003 compared with 30.7% for the nine months ended September 30, 2002. The increase in gross margin was primarily due to a favorable product mix and a reduction in manufacturing costs, which included both lower wafer costs and lower test costs. The favorable product mix resulted from increased revenues from our portable audio SoCs and USB peripheral ICs, as a percentage of total revenues, as the gross margin from these products is generally higher than from our audio codecs.

Research and Development. Research and development expenses increased to $12.5 million, or 19.1% of revenues, for the nine months ended September 30, 2003 from $8.8 million, or 46.1% of revenues, for the nine months ended September 30, 2002. This dollar increase was primarily due to increases in our engineering headcount, including independent contractors, as well as increases in the costs of design tools. Such increases were primarily to support hardware and software development on our latest portable audio SoCs, the STMP3500 family of products as well as other product development activities in both the codec and USB peripheral product lines. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in sales volume.

Selling, General and Administrative. Selling, general and administrative expenses increased to $7.0 million, or 10.7% of revenues, for the nine months ended September 30, 2003 from $3.5 million, or 18.6% of revenues, for the nine months ended September 30, 2002. This dollar increase was due to increases in sales, marketing, and administrative personnel, as well as increases in commissions paid to independent sales representatives due to our revenue growth. We expect selling, general and administrative expenses will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs, but such expenses will fluctuate as a percentage of revenues due to changes in sales volumes.

Amortization of deferred stock-based compensation. We record deferred stock-based compensation for the difference between the exercise price of option grants and the fair value of our common stock at the time of such grants which resulted in amortization expense of $3.0 million and $22,000 for the nine months ended September 30, 2003 and 2002, respectively. The current period includes $0.9 million of amortization expense related to the vesting of an option that occurred as a result of the initial public offering.

Litigation. In September 1999, a suit was filed against the Company by Crystal Semiconductor, Inc. (“Crystal”) and Cirrus Logic, Inc. (“Cirrus”) (the parent company of Crystal) alleging that certain of the Company’s products infringed two of Crystal’s patents. The Company settled the suit in November 2000. As part of the settlement, the Company issued shares of common stock to Cirrus valued at $3.0 million at the date of issuance, which was recorded as litigation settlement expense. The Company also agreed to a perpetual contingent guarantee which provided that these shares would have a value of at least $10.5 million at the time of its IPO. Upon the closing of its IPO, the Company recorded an expense of and paid Cirrus $4.5 million in satisfaction of the contingent guarantee.

Interest Expense. Interest expense decreased to $1.2 million for the nine months ended September 30, 2003 from $1.9 million for the nine months ended September 30, 2002. This was due to decreased interest expense of $0.7 million on lower levels of debt outstanding during the 2003 period. During the first quarter of 2003, we raised $8.1 million from sales of our preferred stock and used the proceeds to pay down our debt. During the third quarter of 2003, we successfully completed an initial public offering of 7.4 million shares of our common stock which resulted in net proceeds to the Company of approximately $101.2 million. These proceeds were used to pay off all of our existing long-term debt. We expect to record interest income on the investment of the excess proceeds in future periods.

Critical Accounting Policies and Estimates

For a description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our Form S-1 (Registration No. 333-106796) filed with the Securities and Exchange Commission. There have been no changes in our critical accounting policies since June 30, 2003.

Liquidity and Capital Resources

As of September 30, 2003, we had $103.1 million in cash and cash equivalents. On September 19, 2003, we completed an initial public offering of 7,383,917 shares of our common stock resulting in net proceeds to the Company of approximately $101.2 million.

Net cash provided by operating activities was $3.0 million for the nine months ended September 30, 2003 compared with net cash used in operating activities of $4.7 million for the nine months ended September 30, 2002. The increase is due primarily to an increase in net income in the current period offset by increases in working capital required to support our growth. Accounts receivable increased $10.1 million in the nine months ended September 30, 2003 due to increased revenues during the period. Inventories increased $5.8 million in the nine months ended September, 30, 2003 due to increases in both work-in-process and finished goods to support customer demand. Accounts payable and accrued liabilities increased by $7.8 million primarily due to increases in amounts owed to our third party foundries and packaging and test suppliers.

Net cash used in investing activities consisted of capital expenditures of $2.1 million for the nine months ended September 30, 2003, compared to capital expenditures of $0.7 million for the nine months ended September 30, 2002. These expenditures were for the purchase of design software and engineering tools and other computer equipment and software. We anticipate further capital expenditures in 2003 of up to $3.2 million to support future growth. We purchased certain intellectual property from a third party during the third quarter that will result in cash expenditures of $2.5 million in the fourth quarter of 2003 and $1.7 million in the first quarter of 2004. Research and development resources are required to develop and expand our core technologies and proprietary product offerings. Our research and development expenses were $12.5 million and $8.7 million for the nine months ended September 30, 2003 and 2002, respectively. These expenditures resulted in the enhancement of our product offerings, technological know how and inventions that have yielded several U.S. patents and pending U.S. patents. We expect to continue to incur significant research and development expenses and will fund these expenses with operating cash flow, cash balances and our bank credit facility.

Net cash provided by financing activities was $99.4 million for the nine months ended September 30, 2003 compared to net cash provided by financing activities of $2.3 million for the nine months ended September 30, 2002. On September 19, 2003, we completed our initial public offering of 11,500,000 shares of our common stock, of which 7,383,917 were primary shares and 4,116,083 were from selling shareholders. This sale of common stock by us and our selling shareholders resulted in aggregate proceeds of $172.5 million, $12.1 million of which was applied to the underwriting discounts and $1.8 million of which was applied to related costs. As a result, we received $101.2 million of the offering proceeds. We used a portion of the net proceeds to repay outstanding term debt of $4.2 million and pay a litigation settlement obligation totaling $4.5 million. The remaining net proceeds in addition to our existing cash balances were invested in short-term, investment grade, interest bearing instruments, pending their use to fund working capital and capital expenditures as required.

Our bank credit facility includes a revolving line of credit available for borrowings and letters of credit of up to the lesser of $8.0 million or 80% of eligible accounts receivable. The bank credit facility is secured by our accounts receivable, inventories, capital equipment and all other unsecured assets. Our bank credit facility prohibits the payment of dividends and requires the maintenance of a certain tangible net worth and compliance with financial ratios. We were in compliance with such covenants at September 30, 2003. As of September 30, 2003, a letter of credit for $1.1 million related to our building lease was outstanding under the revolving line of credit, and $6.9 million was available under the revolving line of credit.

Based on our current plans and market conditions, we believe that our existing cash and our credit facility will be sufficient to satisfy our anticipated cash requirements for the next twelve months. However, we cannot be certain that our planned levels of revenue, costs and expenses will be achieved. While we do not have any specific proposals at this time, we may use a portion of the net proceeds from our initial public offering to fund possible investments in, or acquisitions of, complementary businesses, products or technologies.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. Variable interest entities are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit it to operate on a stand-alone basis. We do not have any financial interests in variable interest entities.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 requires certain financial instruments that embody obligations of the issuer, and which have characteristics of both liabilities and equity, to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement did not have a material impact on our financial position, results of operations or cash flows.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the Unaudited Condensed Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2003 and for the nine months then ended contained elsewhere in this Form 10-Q.

Risks That May Affect Future Results

You should carefully consider the risks described below and all of the other information contained in this quarterly report on Form 10-Q in evaluating SigmaTel and our business. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations would suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

Our limited history of sales of our key products makes it difficult to evaluate our prospects.

Most of our key products have only been sold in significant quantities for a short time. For example, our STMP 3410 portable audio SoC was introduced in the fourth quarter of 2001, but did not begin shipping in significant quantities until the second quarter of 2002. Sales of this product are highly dependent upon continued acceptance of portable MP3 music players by consumers. Since we cannot accurately monitor sell-through of our customers’ MP3 players which contain our portable audio SoCs, it is possible that some of these products may not be selling through. As a result, our customers could experience inventory growth that could cause them to purchase fewer products from us or seek to return products to us in the future. There can be no assurance that our customers have not or will not place orders in excess of their requirements in response to actual or perceived shortages in the supply of our ICs. In such event, it will be more difficult for us to forecast our future revenues and budget our operating expenses, and our operating results would be adversely affected to the extent such excess orders are cancelled or rescheduled. We have limited historical financial data from which to predict our future sales and operating results for our portable audio SoCs and other key products that we have recently introduced. Our limited operating experience with these products, combined with the rapidly evolving nature of the markets in which we sell our products, and other factors which are beyond our control, limit our ability to accurately forecast quarterly or annual sales. Because most of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall in sales. We are currently expanding our staffing and increasing our expenditures to support future growth. If our growth does not materialize, we would incur higher losses.

We do not expect to sustain our recent growth rate.

Due primarily to the introduction of our second generation portable audio SoC in 2002, we have experienced significant revenue growth and have gained significant market share in a relatively short period of time. Specifically, our annual revenues increased from $24.4 million in 2001 to $30.9 million in 2002, and our revenues increased from $19.0 million for the nine months ended September, 2002 to $65.3 million for the nine months ended September 30, 2003. However, we do not expect similar revenue growth or market share gains in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

We have a history of losses and may continue to incur losses.

We incurred net losses of approximately $22.7 million, $18.4 million and $8.3 million for the years ended December 31, 2000, 2001 and 2002, respectively, and net income of $1.8 million for the nine months ended

September 30, 2003. As of September 30, 2003, we had an accumulated deficit of approximately $53.1 million. Despite realizing net income in the nine months ended September 30, 2003, we may incur losses in the future. We expect our operating expenses to increase as we pursue our strategic objectives. Our results of operations for the nine months ended September 30, 2003 include non-cash charges of $3.0 million related to stock based compensation and $8.8 million related to a deemed dividend on the sale of preferred stock. We will continue to incur stock-based compensation charges in the future as a result of past option grants. Our ability to become profitable depends on the rate of growth of our target markets, the continued market acceptance of our customers’ products, the competitive position of our products, and our ability to develop new products. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

We depend on a few key customers for a substantial majority of our sales and the loss of, or a significant reduction in orders from, any of them would likely significantly reduce our revenues.

For the nine months ended September 30, 2002 and September 30, 2003, sales to our top five customers accounted for approximately 80% and 72%, respectively, of our revenues. Our operating results in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our ICs. Our revenues would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers who place large orders, would harm our financial performance. Because our sales are made by means of standard purchase orders rather than long term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these sales channels, our revenues would likely decline.

Sales to a small number of distributors generate a significant amount of our revenues. Our sales through distributors accounted for 58.5% and 69.7% of our revenues for the nine month periods ended September 30 2002 and September 30, 2003, respectively. Our sales to Holystone, a distributor, accounted for 31.6% and 35.3% of our revenues for the nine month periods ended September 30, 2002 and September 30, 2003, respectively. If Holystone or our other distributors were to materially reduce their purchases from us, our business, financial condition and results of operations would suffer.

Our business will depend on our ability to maintain and expand our relationships with distributors, develop additional channels for the distribution and sale of our products and effectively manage these relationships. Our distributors decide whether to include our products among those that they sell and may carry and sell product lines that are competitive with ours. Because our distributors are not required to make a specified minimum level of purchases from us, we cannot be sure that they will prioritize selling our products. As we continue to expand our indirect sales capabilities, we will need to manage the potential conflicts that may arise within our indirect sales force. We also rely on our distributors to accurately and timely report to us their sales of our products and to provide certain engineering support services to customers. Our inability to obtain accurate and timely reports and to successfully manage these relationships would adversely affect our business and financial results.

Our business is highly dependent on the consumer electronics market, which is characterized by short product life cycles, fluctuations in demand and seasonality, and subject to risks related to product transitions and supply of other components.

We derive a substantial portion of our revenues from a limited number of products that are used in consumer electronic devices. The consumer electronics market is characterized by intense competition, rapidly evolving technology, and ever-changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles and significant price competition. The dynamic nature of this market limits our, as well as our customers’, ability to accurately forecast quarterly and annual sales. If we, or our customers, are unable to manage product transitions, our business and results of operations could be negatively affected. For example, if our customers transition from one type of flash memory to another type and our product is not compatible with the new type of flash memory, sales of our ICs would be adversely affected if we were unable to update our product in a timely manner. In addition, we are subject to the risk of supply problems with other components of the end products of our customers. For example, if our customers could not obtain sufficient supplies of flash memory, a key component in many portable compressed audio players, the sales of our products that are also included in such devices would be adversely affected. Furthermore, continuing technological advancement in consumer electronic devices, which is a significant driver of customer demand, is largely beyond our control.

The expansion of the consumer electronics market in general, and the demand for MP3 products in particular, may be adversely impacted by the enforcement of limits on file sharing and downloadable music. The major record labels have complained about consumers downloading music off of the Internet without paying any fees or royalties to the owners of that music. In particular, the Recording Industry Association of America, a recording industry trade group, has begun suing individuals who illegally distribute copyrighted songs over the Internet. If the record labels, other music producers, or other parties are successful in limiting the ability of consumers to obtain free music on the Internet, the demand for consumer electronic devices such as MP3 players that use our ICs may decline. Any decline in consumer spending relating to general economic conditions, future terrorist attacks or disease outbreaks, such as Severe Acute Respiratory Syndrome, or SARS, could also limit the expansion of the consumer electronics market, thus adversely affecting our business.

Because many of our ICs are designed for use in consumer electronic products, such as portable compressed audio players, PCs, and DVD players, we expect our business to be subject to seasonality, with increased revenue in the third and fourth quarters of each year, when customers place orders to meet year-end holiday demand. However, our recent rapid growth in revenues makes it difficult for us to assess the impact of seasonal factors on our business. In particular, strong sales of our portable audio SoCs resulted in increased revenues during the first quarter of 2003 compared to the fourth quarter of 2002, offsetting seasonal demand factors. If we or our customers are unable to ramp up production of new or existing products to meet any increases in demand due to seasonality or other factors, our revenues from such products would be adversely affected.

Because of the lengthy sales cycles for our products and the fixed nature of a significant portion of our expenses, we may incur substantial expenses before we earn associated revenues and may not ultimately achieve our forecasted sales for our products.

Our sales cycles can take up to 12 months to complete and volume production of products that use our ICs can take an additional 3 to 6 months to be achieved, if at all. Sales cycles for our products are lengthy for a number of reasons:

•	our customers usually complete an in-depth technical evaluation of our products before they place a purchase order;

•	the commercial adoption of our products by OEMs and original device manufacturers, or ODMs, is typically limited during the initial release of their product to evaluate product performance and consumer demand;

•	new product introductions often center around key trade shows and failure to deliver a product prior to such an event can seriously delay introduction of a product; and

•	the development and commercial introduction of products incorporating new technology frequently are delayed.

As a result of our lengthy sales cycles, we may incur substantial expenses before we earn associated revenues because a significant portion of our operating expenses is relatively fixed and based on expected revenues. The lengthy sales cycles of our products make forecasting the volume and timing of orders difficult. In addition, the delays inherent in lengthy sales cycles raise additional risks that customers may cancel or change their orders. Our sales are made by purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, backlog is not always a good indicator of our future sales. If customer cancellations or product changes occur, this could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.

We derive a substantial portion of our revenues from our portable audio SoCs, the selling prices of our products tend to decline over time, and if we are unable to develop successful new products in a timely manner, our operating results and competitive position could be harmed.

Our recent revenue growth has been primarily from sales of our portable audio SoCs. Our future success depends on our ability to develop successful new products in a timely and cost-effective manner. We are required to continually evaluate expenditures for planned product developments and choose among alternatives based upon our expectations of future market trends. We cannot assure you that we will be able to develop and introduce new or enhanced products in a timely and cost-effective manner or that our products will generate significant revenues. The development of our ICs is highly complex, and successful product development and market acceptance of our products depend on a number of factors, including:

•	our accurate prediction of the changing requirements of our customers;

•	our timely completion and introduction of new designs;

•	the availability of third-party manufacturing, assembly, and test capacity;

•	the ability of our foundries to achieve high manufacturing yields for our products;

•	our ability to transition to smaller manufacturing process geometries;

•	the quality, price, performance, power efficiency and size of our products and those of our competitors;

•	our management of our indirect sales channels;

•	our customer service capabilities and responsiveness;

•	the success of our relationships with existing and potential customers; and

•	changes in industry standards.

As is typical in the semiconductor industry, the selling price of a product tends to decline significantly over the life of the product. If we are unable to offset any reductions in the selling prices of our products by introducing new products at higher prices or by reducing our costs, our revenues, gross margins and operating results would be adversely affected.

We rely on third-party contractors to manufacture, assemble and test our products and our failure to successfully manage our relationships with these contractors could damage our relationships with our customers, decrease our sales, and limit our growth.

We rely on third-party contractors to manufacture, assemble, and test our ICs. We currently do not have long-term supply contracts with any of our third-party vendors. None of our third-party vendors are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. There are significant risks associated with our reliance on these third-party contractors, including:

•	potential price increases;

•	capacity shortages;

•	their inability to increase production and achieve acceptable yields on a timely basis;

•	reduced control over delivery schedules and product quality;

•	increased exposure to potential misappropriation of our intellectual property;

•	limited warranties on wafers or products supplied to us;

•	shortages of materials that foundries use to manufacture our products;

•	failure to qualify a selected supplier;

•	labor shortages or labor strikes; and

•	actions taken by our third-party contractors that breach our agreements.

Because future foundry capacity may be limited and because we do not have long-term agreements with our foundries, we may not be able to secure adequate manufacturing capacity to satisfy the demand for our products.

Presently we utilize two foundries to manufacture our portable audio SoCs and one principal foundry to manufacture our audio codecs. In general, each of our products is manufactured at a single foundry. We provide these foundries with monthly rolling forecasts of our production requirements; however, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. Moreover, the price of our wafers will fluctuate based on changes in available industry capacity. We do not have long term supply contracts with any of our foundries. Therefore, our foundry suppliers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. Accordingly, we cannot be certain that our foundries will allocate sufficient capacity to satisfy our requirements. If we are not able to obtain foundry capacity as required, our relationships with our existing customers would be harmed and our sales would likely decline.

If our foundries do not achieve satisfactory yields or quality, our sales could decrease, and our relationships with our customers and our reputation may be harmed.

Minor deviations in the IC manufacturing process can cause substantial decreases in yields, and in some cases, cause production to be suspended. For example, a design error by one of our third-party foundries during 2001 caused very low yields for several months, which negatively impacted our business. Our foundries are responsible for yield losses due to their errors, but these yield losses could cause us to delay shipments to our customers. Our parts are qualified with our foundries, at which time a minimum acceptable yield is established. If actual yield is below the minimum, the foundry incurs the cost of the wafers. If actual yield is above the minimum, we incur the cost of the wafers. The manufacturing yields for our new products tend to be lower initially and increase as we achieve full production. Our product pricing is based on the assumption that an increase in manufacturing yields will continue, even with the increasing complexity of our ICs. Shorter product life cycles require us to develop new products faster and to manufacture these products for shorter periods of time. In many cases, these shorter manufacturing periods will not reach the longer, high volume manufacturing periods conducive to higher manufacturing yields and declining costs. As a result, if our foundries fail to deliver fabricated silicon wafers of satisfactory quality in the volume and at the price required, we will be unable to meet our customers’ demand for our products or to sell those products at an acceptable profit margin, which would adversely affect our sales and margins and damage our customer relationships.

Our third-party foundries, other subcontractors and many of our customers and end customers are located in the Pacific Rim, an area subject to significant earthquake risk and adverse consequences related to the outbreak of SARS.

All of the principal foundries that manufacture our products and all of the principal subcontractors that assemble, package, and test our products are located in either South Korea, Singapore, Hong Kong, or Taiwan. Many of our customers are also located in these areas. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake or other natural disaster near these foundries or subcontractors could result in damage, power outages and other disruptions that impair their production and assembly capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling, packaging or production testing from the affected contractor to another third-party vendor. While we have some foundry capacity in the United States, we may not be able to increase our foundry capacity in the United States, or obtain other alternate foundry capacity on favorable terms, if at all. The recent outbreak of SARS has curtailed travel to and from certain countries (primarily in the Asia-Pacific region) and limited travel and shopping within those countries. In addition, outbreaks of disease or other disasters could limit consumer demand for our ICs or the products that use our ICs.

Our recent expansion has placed a significant strain on our management, personnel, systems and resources, and the continued success of our business depends on our ability to successfully manage any future expansion.

Our business has expanded rapidly, and we expect that further expansion will be required to address the potential growth in our customer base. This expansion has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and resources. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan or respond to competitive pressures. To successfully manage our growth, we believe we must effectively:

•	hire, train, integrate and manage additional qualified engineers for research and development activities, sales and marketing personnel, and financial and information technology personnel;

•	continue to enhance our customer resource management and manufacturing management systems;

•	expand and upgrade our core technologies; and

•	manage multiple relationships with our distributors, suppliers, and other third parties.

We may experience significant period-to-period quarterly and annual fluctuations in our revenues and operating results, which may result in volatility in our stock price.

We have in the past and may in the future experience significant period-to-period fluctuations in our revenues and operating results due to a number of factors, including:

•	the timing and volume of purchase orders and cancellations from our customers;

•	the rate of acceptance of our products by our customers;

•	the rate of growth of the market for analog-intensive, mixed-signal ICs;

•	fluctuation and seasonality in demand for our products;

•	increases in prices charged by our foundries and other third-party subcontractors;

•	the availability of third-party foundry capacity;

•	fluctuations in manufacturing yields;

•	the availability of components used in our customers’ products, such as flash memory, which is a key component in many compressed audio players;

•	the difficulty of forecasting and managing our inventory and production levels;

•	the rate at which new markets emerge for products we are currently developing or our ability to develop new products;

•	our involvement in litigation;

•	natural disasters, particularly earthquakes, or disease outbreaks, such as the recent outbreak of SARS, affecting countries in which we conduct our business or in which our products are manufactured, assembled, or tested;

•	changes in our product mix; and

•	the evolution of industry standards.

Any variations in our quarter-to-quarter performance may cause our stock price to fluctuate. It is likely that in some future period our operating results will be below the expectations of public market analysts or investors. If this occurs, our stock price may drop, perhaps significantly.

The semiconductor industry is currently experiencing a shortage of flash memory, which is a key component in many portable compressed audio players.

Global demand for flash memory is currently exceeding supply, resulting in increases in average selling prices for flash memory and in the inability of many buyers of flash memory to purchase enough flash memory to satisfy demand for their end products. Many of our customers have indicated that they are currently unable to acquire enough flash memory to meet all of the anticipated demand for their compressed audio players. Although several manufacturers of flash memory are increasing manufacturing capacity for flash memory, there can be no assurance that enough additional capacity will become available during the fourth calendar quarter of 2003 to satisfy worldwide demand for flash memory. Because flash memory is a key component of most of the portable compressed audio players manufactured by our customers, if demand for flash memory continues to outpace the availability of supply, our customers may not be able to purchase enough flash memory to manufacture all the compressed audio players which demand for their products would justify and may therefore purchase fewer portable audio SoCs from us than they would have otherwise purchased. Thus, our ability to increase revenues and grow our profits could be negatively impacted as a result of the current limited supply of flash memory.

We are subject to the highly cyclical nature of the semiconductor industry.

The semiconductor industry is highly cyclical. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles (of both semiconductor companies’ and their customers’ products) and declines in general economic conditions. These downturns have been characterized by production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could significantly harm our sales, reduce our profitability or increase our losses for a prolonged period of time. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We may experience substantial changes in future operating results due to general semiconductor industry conditions, general economic conditions and other factors.

Because the markets in which we compete are highly competitive and many of our competitors have greater resources than us, we cannot be certain that our products will compete favorably in the marketplace.

We face competition from a relatively large number of competitors in each of our targeted markets. In the PC and consumer audio markets, we compete primarily with AKM, Analog Devices, C-Media, Cirrus Logic, and Realtek. In the portable compressed audio market, our principal competitors include Cirrus Logic, Micronas, Philips Semiconductor, Samsung, and Texas Instruments. Within the USB peripherals market, we compete primarily with KC Technology and other companies providing various multi-chip solutions. We expect to face increased competition in the future from our current and emerging competitors. In addition, some of our customers have developed and other customers could develop their own internal ICs that could replace their need for our products or otherwise reduce demand for our products.

The consumer electronics market, which is a principal end market for our ICs, has historically been subject to intense price competition. In many cases, low cost, high volume producers have entered markets and driven down profit margins. If a low cost, high volume producer should develop products that are competitive with our products, our sales and profit margins would suffer.

Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of their products than we can. Our current and potential competitors may develop and introduce new products that will be priced lower, provide superior performance or achieve greater market acceptance than our products. In addition, in the event of a manufacturing capacity shortage, these competitors may be able to obtain capacity when we are unable to do so. Furthermore, our current or potential competitors have established or may establish, financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share, which would harm our business.

We depend on our key personnel to manage our business effectively, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.

We rely heavily on the services of our key employees, including Ronald Edgerton, our Chief Executive Officer. In addition, our analog designers and other key technical personnel represent a significant asset and serve as the source of our technological and product innovations. We believe our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled managerial, engineering and sales and marketing personnel. Any of our current employees may terminate their employment with us at any time. The competition for such personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth. The loss of any of our key employees or our inability to attract or retain qualified personnel, including engineers, could delay the development and introduction of, and negatively impact our ability to sell, our products.

Our products are complex and may require modifications to resolve undetected errors or failures in our hardware and software, which could lead to an increase in our costs, a loss of customers or a delay in market acceptance of our products.

Our ICs are complex and may contain undetected hardware and software errors or failures when first introduced or as new versions are released. These errors could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from product development efforts and cause significant customer relations and business reputation problems. If we deliver products with errors, defects or bugs, our credibility and the market acceptance and sales of our products could be harmed. Defects could also lead to liability for defective products as a result of lawsuits against us or against our customers. We have agreed to indemnify our customers in some circumstances against liability from defects in our products. A successful product liability claim could require us to make significant damage payments.

We have substantial international sales, which expose us to additional business risks including increased logistical complexity and political instability.

Our sales outside of the U.S. as a percentage of total sales were 98.0% and 99.7% for the nine month periods ended September 30, 2002 and September 30, 2003, respectively. We plan to expand our international sales activities, but may not be able to maintain or increase international market demand for our products. Our international sales are subject to a number of risks, including:

•	increased complexity and costs of managing international sales;

•	protectionist laws and business practices that favor local competition in some countries;

•	multiple, conflicting and changing laws, regulations and tax schemes;

•	longer sales cycles;

•	public health issues, such as the recent SARS outbreak;

•	greater difficulty in accounts receivable collection and longer collection periods; and

•	political and economic instability.

To date, all of our sales to international customers and purchases of components from international suppliers have been denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive for our international customers, thus potentially leading to a reduction in sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation making it more difficult for us to compete with those companies.

We may be unable to effectively protect our intellectual property, which would negatively affect our ability to compete.

We believe that the protection of our intellectual property rights will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the U.S. Many U.S. companies have encountered substantial infringement problems in foreign countries, including countries in which we sell products. We do not currently hold any non-U.S. patents. We cannot be certain that patents will be issued as a result of our pending applications nor can we be certain that any issued patents would protect or benefit us or give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable. We also cannot be certain that others will not develop our unpatented proprietary technology or effective competing technologies on their own.

Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation, which could subject us to liability, require us to stop selling our products or force us to redesign our products.

In recent years, there has been significant litigation in the U.S. involving patents and other intellectual property rights in the semiconductor industry. In the past, we have found it necessary to engage in litigation to enforce and defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. For example, in 2000 we settled a patent infringement and trade secret claim filed by Cirrus Logic related to our audio codec products. We believe future litigation involving intellectual property could occur.

From time to time, we receive letters from various industry participants alleging infringement of patents or trade secrets. We typically respond when appropriate and as advised by legal counsel. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. These lawsuits, regardless of their success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop selling products or using technology that contain the allegedly infringing intellectual property;

•	pay damages to the party claiming infringement;

•	attempt to obtain a license to the relevant intellectual property, which may not be available on reasonable terms or at all; and

•	attempt to redesign those products that contain the allegedly infringing intellectual property.

Our intellectual property indemnification practices may adversely impact our business.

We have historically indemnified our customers for certain costs and damages of patent infringement in circumstances where our product is the factor creating the customer’s infringement exposure. This practice may subject us to significant indemnification claims by our customers. In some instances, our products are designed for use in devices manufactured by our customers that comply with international standards, such as the MP3 standard. These international standards are often covered by patent rights held by third parties, which may include our competitors. The combined costs of identifying and obtaining licenses from all holders of patent rights essential to such international standards could be high and could reduce our profitability or increase our losses. The cost of not obtaining such licenses could also be high if a holder of such patent rights brings a claim for patent infringement. We are aware that certain of our customers have received a notice from a third party seeking to grant a royalty bearing patent license to those customers and claiming that those customers’ manufacture and sale of products capable of decoding MP3 files violates patents which the third party has the right to enforce. We have not received any such notice, and we are not aware of any claimed violations on our part. In the contracts under which we distribute MP3 decoding products, we generally have not agreed to indemnify our customers with respect to patent claims related to MP3 decoding technology, and none of our customers have requested indemnification relating to notices received from this third party. However, we cannot assure you that claims for indemnification will not be made or that if made, such claims would not have a material adverse effect on our business, operating results or financial condition.

We may need to raise additional capital which might not be available or which, if available, may be on terms that are not favorable to us.

We intend to continue to make investments to support business growth and may require additional funds to respond to business challenges, which include the need to develop new products or enhance existing products, enhance our operating infrastructure and acquire complementary businesses and technologies. We may need to raise additional funds, and we cannot be certain that we will be able to obtain additional financing on favorable terms, if at all. If we issue equity securities, the ownership percentage of our stockholders would be reduced, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we borrow money, we may incur significant interest charges, which could harm our profitability. Holders of debt would also have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise needed funds on acceptable terms, we may not be able to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm our business, operating results and financial condition.

The industry standards supported by our products are continually evolving, and our success depends on our ability to adapt our products to meet these changing industry standards.

Our ability to compete in the future will depend on our ability to ensure that our products are compliant with evolving industry standards, such as the introduction of new compression algorithms for compressed audio players. The emergence of new industry standards could render our products incompatible with products developed by other suppliers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins. We may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance and such efforts may require substantial time and expenses.

If securities or industry analysts do not publish research or reports about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend on the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Being a public company will increase our administrative costs.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission, have required changes in corporate governance practices of public companies. In addition to final rules and rule proposals already made by the Securities and Exchange Commission, Nasdaq has proposed revisions to its requirements for companies that are Nasdaq-listed. We expect these new rules and regulations to increase our legal and financial compliance costs, and to make some activities more time consuming and/or costly. For example, as a result of becoming a public company we have added additional independent directors, created several board committees, adopted additional internal controls and disclosure controls and procedures, retained a transfer agent, a bank note company, and a financial printer, adopted an insider trading policy and will have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

The trading price of our common stock is likely to be volatile, and you may not be able to resell your shares at or above the price you paid for them.

The trading prices of securities of technology companies have been highly volatile, and the trading price of our common stock is likely to be subject to wide fluctuations. Further, our securities have a limited trading history. The trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our operating results;

•	the financial guidance we may provide to the public, any changes in such guidance or our failure to meet such guidance;

•	changes in financial estimates by securities analysts or our failure to meet such estimates;

•	changes in market valuations of other technology companies, particularly those that design, manufacture and/or sell ICs;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	the loss of one or more key customers;

•	departures of key personnel; and

•	the development and sustainability of an active trading market for our common stock.

In addition, the stock markets, and in particular The Nasdaq Stock Market, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. These fluctuations often have been unrelated to the operating performance of those companies.

Substantially all of our outstanding shares, other than the 11,500,000 shares sold in our initial public offering, are restricted from immediate resale but may be sold into the market beginning 180 days after our initial public offering. These future sales could cause the market price of our common stock to drop significantly.

As of September 30, 2003, we have outstanding 34,174,135 shares of common stock. Approximately 22.4 million of the remaining approximately 22.7 million outstanding shares are subject to contractual restrictions on sale through and including March 16, 2004, which is 180 days after our initial public offering. The remaining 0.3 million outstanding shares are eligible to be sold immediately in accordance with Rule 144(k). The underwriters of our initial public offering can waive these contractual restrictions at an earlier time without prior notice or announcement and allow stockholders to sell their shares. As restrictions on resale end, the market price of our stock could drop significantly if the holders of restricted shares, particularly our directors and officers, sell them or are perceived by the market as intending to sell them.

Provisions in our charter documents and Delaware law could prevent, delay or impede a change in control and may reduce the market price of our common stock.

Provisions of our Delaware certificate of incorporation and bylaws could have the effect of discouraging, delaying or preventing a merger or acquisition that a stockholder may consider favorable. We also are subject to the anti-takeover laws of Delaware which may discourage, delay or prevent someone from acquiring or merging with us, which may adversely affect the market price of our common stock.

Insiders continue to have substantial control over us.

Our executive officers and directors, and their respective affiliates, beneficially own, in the aggregate, approximately 45.0% of our outstanding common stock. In particular, affiliates of Creative Technology Ltd. beneficially own approximately 22.4% of our outstanding common stock and affiliates of Battery Ventures beneficially own approximately 18.2% of our outstanding common stock. Neither Creative Technology Ltd. nor Battery Ventures is contractually prevented from acquiring additional shares. As a result, these stockholders will be able to exert significant control over all matters requiring stockholder approval. These matters include the election of directors and approval of significant corporate transactions, such as a merger, consolidation, takeover or other business combination involving us. This concentration of ownership could also adversely affect the market price of our common stock or lessen any premium over market price that an acquirer might otherwise pay.

Item 4: Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our chief executive officer and chief financial officer have concluded, based upon the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this quarterly report, that our disclosure controls and procedures were effective for this purpose.

During the third quarter of 2003, there have been no changes in our internal controls over financial reporting that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. As of the date of filing this quarterly report, we are not involved in any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) During the quarterly period ended September 30, 2003, we issued and sold the following securities that were not registered under the Securities Act of 1933:

1. We issued 176,078 shares of common stock to our employees and directors upon exercise of options issued pursuant to our 1995 Stock Option/Stock Issuance Plan, with exercise prices ranging from $.75 to $7.50 per share, paid in cash, for an aggregate purchase price of $289,355.

2. During September 2003, we issued 49,074 shares of our common stock to a former director upon exercise of options issued pursuant to our 1995 Stock Option/Stock Issuance Plan, with exercise prices ranging from $1.50 to $3.00 per share, paid by surrender of 4,766 shares of common stock held for more than 12 months, valued at the closing selling price per share of our common stock on the Nasdaq NMS on the date of option exercise, for an aggregate purchase price of $97,223.

3. We issued 1,022,102 shares of our common stock upon conversion of the outstanding principal balance of approximately $6.4 million of convertible promissory notes into common stock in connection with our initial public offering.

4. We issued 471,908 shares of our common stock upon the net exercise of warrants with a weighted average exercise price of $6.28 per share in connection with our initial public offering.

5. We issued 19,177,818 shares of common stock upon the automatic conversion of all shares of our then-outstanding preferred stock in connection with our initial public offering.

The issuances and sales of securities listed above in items 1 and 2 were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensation benefits plans and contracts relating to compensation. The issuance and sale of securities listed above in item 2 were also determined to be exempt from registration under Section 4(2) of the Securities Act of 1933 or Regulation D thereunder as a transaction by an issuer not involving a public offering. The issuances of securities listed above in items 3, 4, and 5 were deemed to be exempt from registration under Section 3(a)(9) of the Securities Act as we exchanged outstanding securities with our then security holders without paying any commissions or other remuneration in connection with such exchange, and under Section 4(2) of the Securities Act of 1933 or Regulation D thereunder as a transaction by an issuer not involving a public offering.

(d) The Securities and Exchange Commission declared our first registration statement, which we filed on Form S-1 (Registration No. 333-106796) under the Securities Act of 1933 in connection with the initial public offering of our common stock, effective on September 18, 2003. Under this registration statement, we registered 11,500,000 shares of our common stock, including 1,500,000 shares subject to the underwriters’ over-allotment option, with an aggregate public offering price of $172.5 million. We registered 7,383,917 of these shares on our behalf and 4,116,083 of these shares on behalf of certain or our stockholders.

Our initial public offering commenced on September 19, 2003 and all of the shares of our common stock that we registered on our behalf and on behalf of the selling stockholders were sold for the aggregate public offering price of $172.5 million through an underwriting syndicate managed by Merrill Lynch & Co., JPMorgan, CIBC

World Markets and Needham & Company, Inc. This offering terminated after the sale of all of the shares of our common stock that we registered under our registration statement on Form S-1.

The sale of 7,383,917 shares of common stock by us, including the sale of 383,917 shares pursuant to the exercise of the over-allotment option by the underwriters, resulted in aggregate gross proceeds to us of approximately $110.8 million, approximately $7.8 million of which we applied to underwriting discounts and commissions and approximately $1.8 million of which we applied to related costs. None of these expenses were direct or indirect payments to directors, officers or holders of 10% or more of any class of our equity. As a result, we received approximately $101.2 million in aggregate net proceeds from the offering.

As of September 30, 2003, we used the net proceeds of the offering as follows:

•	$4.5 million to satisfy an outstanding obligation to Cirrus Logic related to the settlement of an intellectual property dispute in 2000, which we recorded as a litigation settlement expense upon completion of the offering;

•	$4.2 million to repay existing debt under our Loan and Security Agreement with Silicon Valley Bank;

•	$1.6 million to repay accrued interest on convertible promissory notes ($1.4 million of which was paid to our affiliates as described below), the principal amount of which notes were converted into 1,022,102 shares of our common stock in connection with our initial public offering; and

•	the remaining net proceeds were invested in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital and other general corporate purposes, including capital expenditures and research and development.

The affiliates who received the $1.4 million of proceeds in payment of accrued interest on their convertible promissory notes were as follows: funds affiliated with Invesco Private Capital—$0.1 million; funds affiliated with Creative Technology Ltd.—$0.9 million; funds affiliated with Battery Ventures—$0.4 million; and Mr. C. Hock Leow—$3,000.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

1. In July 2003, we sent a written consent to our stockholders requesting approval to the taking of the following actions: (1) the approval and adoption of our Fifth Restated Articles of Incorporation to adjust the firm commitment public offering price per share and the aggregate cash proceeds from an initial public offering at which automatic conversion to common stock is triggered for several series of our preferred stock, (2) the approval for us to effect a reverse stock split in a range between 1-for-2 and 1-for-4, to be fixed and consummated by our CEO or CFO upon approval from our pricing committee, and (3) the ratification and approval of the addition, approved by our board of directors in February 2003, of an aggregate of 1,641,667 additional shares of our common stock under our 1995 Stock Option/Stock Issuance Plan. We received the requisite consents on July 1, 2003. A total of 18,155,344 voting shares of our stock out of 25,075,797 voting shares issued and outstanding voted in favor of these matters. All such actions were effected pursuant to an action by written consent of our stockholders in compliance with Article 9.10.A of the Texas Business Corporation Act and our Amended and Restated Articles of Incorporation, as amended.

2. In August 2003, we sent a written consent to our stockholders requesting the election of a new nonemployee member of our board of directors, John Hime, to fill a vacancy on our board of directors. We received the requisite consents on August 1, 2003. A total of 16,780,322 voting shares of our stock out of 25,102,012 voting shares issued and outstanding voted in favor of this election. In addition to Mr. Hime, the other directors whose term of office continued after the effective date of this written consent were Ronald P. Edgerton, Alexander M. Davern, Kenneth P. Lawler, C. Hock Leow, and William P. Osborne. All such actions were effected pursuant to an action by written consent of our stockholders in compliance with Article 9.10.A of the Texas Business Corporation Act and our Fifth Restated Articles of Incorporation, as amended.

3. In August 2003, prior to the effective date of the merger that changed our state of incorporation from Texas to Delaware, we sent written consents to the stockholders of both SigmaTel, Inc., a Texas corporation (SigmaTel Texas), and SigmaTel, Inc., a Delaware corporation (SigmaTel Delaware), which was at that time a wholly-owned subsidiary of SigmaTel Texas, requesting approval to the taking of the following actions in connection with the initial public offering of our common stock: (1) the approval and adoption of an Agreement and Plan of Merger pursuant to which SigmaTel Texas merged into SigmaTel Delaware, changing our state of incorporation to Delaware, (2) the approval and adoption of a Restated Certificate of Incorporation to be filed with the Delaware Secretary of State prior to the effective date of the reincorporation merger, to be effective until the closing of our initial public offering, (3) the approval of the form of indemnification agreement to be entered into by certain of our officers and directors, (4) the election of six members to the board of directors of SigmaTel Delaware, being the same six directors serving as members of the board of directors of SigmaTel Texas prior to the effective date of the reincorporation merger, namely Ronald P. Edgerton, Alexander M. Davern, John Hime, Kenneth P. Lawler, C. Hock Leow, and William P. Osborne, (5) the approval and adoption of our 2003 Equity Incentive Plan to become effective upon the closing of our initial public offering, and (6) the approval and adoption of our 2003 Employee Stock Purchase Plan to become effective upon the closing of our initial public offering. Such actions were effected pursuant to an action by written consent of our stockholders in compliance with Article 9.10.A of the Texas Business Corporation Act and our Fifth Restated Articles of Incorporation, as amended, in the case of SigmaTel Texas, and in compliance with Section 228 of the Delaware General Corporation Law in the case of SigmaTel Delaware. We received the requisite consents on August 20, 2003. All of SigmaTel Delaware’s issued and outstanding voting shares voted in favor of these matters, and a total of 18,045,628 voting shares of SigmaTel Texas’ stock out of 25,131,512 voting shares issued and outstanding voted in favor of these matters.

4. In September 2003, we sent a written consent to our stockholders requesting approval to the taking of the following actions: (1) the approval and adoption of a Certificate of Amendment to our Restated Certificate of Incorporation to fix at 1-for-3 the magnitude of the reverse stock split approved by the stockholders of SigmaTel Texas on July 1, 2003 prior to our initial public offering, and (2) the approval and adoption of our Second Restated Certificate of Incorporation to become effective upon the closing of our initial public offering. Such actions were effected pursuant to an action by written consent of our stockholders in compliance with Section 228 of the Delaware General Corporation Law. We received the requisite consents on September 9, 2003. A total of 18,036,864 voting shares of our stock out of 25,190,856 voting shares issued and outstanding voted in favor of these matters.

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits: See Exhibit Index

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the three month period ended September 30, 2003.

SIGMATEL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATEL, INC.

Dated: October 29, 2003	By:	/s/ Ross A. Goolsby

Ross A. Goolsby Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #	Description of Document

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.