Form 10-K
period 2003-12-31
SIGMATEL INC
filed 2004-02-17
CIK 1043639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 Par Value

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.  Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐        No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed third fiscal quarter (September 30, 2003) was $415,608,234.

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 34,181,005 as of January 27, 2004.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference into Part II and Part III of this Form 10-K.

SIGMATEL, INC.

FORM 10-K ANNUAL REPORT

CAUTIONARY STATEMENT

Except for the historical financial information contained herein, the matters discussed in this report on Form 10-K (as well as documents incorporated herein by reference) may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based upon current expectations that involve risks and uncertainties and include declarations regarding the intent, belief or current expectations of us and our management and may be signified by the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Business and Factors Affecting Our Future Operating Results” and elsewhere in this report. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, whether as a result of new information, future events, or otherwise. All discussion in this report should be read in conjunction with our financial statements and the accompanying notes contained in this report. Unless expressly stated of the context otherwise requires, the terms “we”, “our”, “us” and “SigmaTel” refer to SigmaTel, Inc.

PART I

Item 1. Business

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, analog-intensive, mixed-signal ICs for a variety of products in the consumer electronics and computing markets, including portable compressed audio players, such as MP3 players, notebook and desktop PCs, DVD players, digital televisions, set-top boxes, and Universal Serial Bus, or USB, storage devices. We provide our customers complete, system-level solutions that include highly-integrated ICs, customizable firmware and software, software development tools, reference designs, and applications support. Our focus on providing system-level solutions enables our customers to rapidly introduce and offer electronic products that are small, light-weight, power-efficient, reliable, and cost-effective.

Industry Background

According to Dataquest, a market research firm, the worldwide analog and mixed-signal IC market was $27.8 billion in 2002 (the source of this statistic is Appendix A of Dataquest’s June 5, 2003 report entitled “2002 General-Purpose Analog and Mixed-Signal IC Market Share”) and is projected to grow to $49.7 billion in 2006 (the source of this statistic is page 9 of Dataquest’s August 6, 2002 report entitled “Standard Analog/Mixed Signal IC Market”). Analog ICs monitor and manipulate real world signals such as sound, light, pressure, motion, temperature, and electrical current, and are used in a wide variety of electronic products such as PCs, cellular handsets, DVD players, automotive electronics, and medical imaging equipment. Digital ICs perform arithmetic functions on data represented by a series of ones and zeroes, provide critical processing power, and have enabled many of the computing and communication advances of recent years. As digital systems proliferate, there is a growing need for analog functionality to enable these digital systems to interface with the real world.

Several powerful trends are driving demand for analog-intensive, mixed-signal ICs in electronic devices:

•

Smaller, Lighter and More Power-Efficient Portable Electronic Devices. Consumers are increasingly demanding portable electronic devices that enable them to enjoy digital media, communicate, and compute independent of physical location. For example, notebook PC sales are growing at a significantly faster rate than desktop PC sales, and sales of portable compressed audio players and portable storage devices are also growing rapidly. Consumers increasingly desire electronic devices that include wireless connectivity technologies, such as Wireless LAN, Bluetooth, and Infrared connectivity. To respond to demand for smaller, lighter and more power-efficient portable electronic devices, manufacturers are increasingly seeking highly-integrated semiconductor solutions.

•	Demand for Enhanced Audio and Visual Capabilities. Increasing broadband usage, a growing selection of digital media content, such as compressed digital audio files, and a rapid decline in the cost of electronic storage, such as flash memory, are driving consumer desire for digital media content and the devices that play such content. In addition, several developments are driving industry growth. In April 2003, Apple Computer introduced its iTunes Music Store, and according to Apple, more than 30 million compressed audio songs have been sold through this online service at $0.99 per song. In May 2003, RealNetworks launched the Rhapsody music service, offering compressed audio songs for download at the price of $0.79 per song. Both the iTunes Music Store and Rhapsody currently offer over 400,000 songs from all five major record labels and numerous independent record labels. During the last half of 2003, numerous other retailers and direct sellers launched or announced plans to launch online digital music distribution services, including Wal-Mart, Dell and Best Buy. Today, substantially all PCs, many DVD players and digital TVs feature advanced audio capabilities such as software equalization, which enables control of sound frequencies through software, and sound spatialization, which provides enhanced stereo effects. To continue to satisfy increasing consumer demand for high-quality audio and visual experiences, manufacturers require ICs that incorporate high-fidelity, analog circuitry for converting digital data, such as compressed audio files, into real world sounds, such as music.

•	Lower Cost Consumer Electronic Products and Growth in Worldwide Consumer Markets. Economic growth and increases in discretionary income in populous, developing countries such as China, are increasing global demand for consumer electronics. For example, according to IDC, a market research firm, the Asia/Pacific region, which excludes Japan, represented the largest market for cellular handsets in 2002, representing 29.9% of the worldwide market. At the same time, consumer electronic devices continue to become more affordable. For example, IDC forecasts the price of flash memory, a key component for compressed audio players and digital cameras, to decline from $0.26 per megabyte in 2002 to $0.04 per megabyte in 2007. Together, these trends are accelerating worldwide demand for consumer electronic devices.

Integrating analog and digital components on a single, mixed-signal IC can enable manufacturers to make portable electronic devices that are small, light-weight, power-efficient, reliable and cost-effective. However, creating mixed-signal ICs is complex. Significant experience is required to effectively partition an IC between analog and digital functions to achieve optimal performance and cost. Moreover, combining high-speed digital circuits and sensitive analog circuits onto a single, mixed-signal IC can create electromagnetic interference, or noise, which reduces IC performance. Finally, in contrast to digital circuit design, there are very few automated electronic design tools to effectively assist in the development and reuse of analog portions of mixed signal ICs. Instead, analog circuits usually are designed and integrated with digital circuits through a difficult and time-consuming manual process. Years of experience are required to effectively design mixed-signal ICs, and engineers with these skills are in short supply.

Many analog IC companies offer broad product lines of general-purpose building block components. These analog components usually must be combined with other ICs, resulting in larger and heavier products that consume more power, require larger and more complex printed circuit boards, are more expensive, and can be less reliable than SoCs that are optimized for specific product applications. Many analog IC companies also do not have the software and firmware design capabilities or system-level expertise required to provide integrated system-level solutions to electronics manufacturers.

Manufacturers of electronic products are under increasing pressure to bring their products to market rapidly, at lower cost and with differentiated features. In response to these pressures, manufacturers have reduced their own research and development efforts and are increasingly turning to third-party, mixed-signal IC companies that are capable of providing higher levels of integration, greater functionality in a smaller size with lower power consumption, at a reduced total bill of materials cost. They are also seeking to work with mixed-signal IC companies with system-level expertise that are capable of supplying them with complete hardware and software solutions to enable them to quickly introduce customized products to meet rapidly changing consumer preferences.

SigmaTel’s Solution

We are a provider of analog-intensive, mixed-signal ICs for a variety of products, including portable MP3 players, notebook and desktop PCs, DVD players, digital TVs, and set-top boxes. We offer a complete, system-level solution including highly-integrated ICs, customizable firmware and software, software development tools, reference designs, and applications support.

Our analog-intensive, mixed-signal ICs provide our customers with the following benefits:

Mixed-Signal Integration Reduces Size and Cost. We are able to integrate into a single IC many of the components of an entire electronic system or sub-system. For example, in our portable audio SoCs, we incorporate standard digital components such as a processor and memory, certain peripheral connections such as a USB interface, as well as proprietary analog components such as analog-to-digital and digital-to-analog converters, a DC-to-DC converter for dynamic power management, and audio signal amplifiers. Our integration of such a large number of analog and digital components on the same IC eliminates significant design challenges that would otherwise be faced by our customers, enabling them to reduce their overall bill of materials cost and to produce smaller, lighter, more reliable and more power-efficient portable products. For example, Legend Computer and Creative Technology have used our portable audio SoC to produce audio-enabled flash storage drive products which are approximately the size of a package of chewing gum.

Power Management Expertise Enables Extended Battery Life. Our ICs enhance the battery life of our customers’ portable devices. We integrate proprietary DC-DC conversion technology to optimize voltage levels to run different functional areas of our ICs at the minimum power necessary. We also use proprietary design techniques to reduce power consumption, such as the partition or division of our ICs into multiple clock domains to enable us to shut off functional areas of our ICs when not in use. Further, we use highly-optimized software and firmware to reduce the amount of processing power and memory required for a given function, further reducing power consumption. For example, Rio advertises that their portable compressed audio players that use our ICs provide up to 35 hours of battery life on a AA battery. Instead of extending battery life, many of our customers use smaller batteries, thus enabling them to significantly reduce the overall size and weight of their devices.

Complete, System-Level Solution Accelerates Customer Time to Market. We enable our customers to shorten their time to market and reduce their execution risk by offering complete system-level solutions. As a result, our customers can avoid the need to negotiate with and purchase multiple analog and digital ICs from separate vendors and engineer larger, more complex printed circuit boards, or PCBs, required to accommodate multiple ICs. Less complex PCBs also enable our customers to reduce the time required to set up their manufacturing lines and to reduce overall assembly time, further shortening the time to market for their products. Finally, our customers are not required to engage in the time-consuming process of writing their own firmware or software. Instead, we provide our customers with customizable firmware and software and design tools, through a software development kit, to allow them to rapidly add features to differentiate their products.

Hardware and Software Design for Enhanced End User Experience. We enable our customers to offer products with superior audio quality and advanced features. Our circuit design expertise has enabled us to design highly-integrated products with low noise levels, and thus high audio quality. Our audio codecs facilitate the connection of computers and consumer audio equipment by incorporating consumer, audio-centric interfaces. In addition, the software provided with our ICs allows an end user to enjoy many advanced features such as 3D audio or sound spatialization, surround sound, and software equalization. In addition, our audio codecs’

Universal Jacks™ feature is designed to simplify the use of microphones and speakers, reducing technical support requirements. Our hardware and firmware architecture, combined with our software development kit also enables our customers to customize their products with features such as menu structure and options, configuration of buttons, and other aspects of the user interface.

The SigmaTel Strategy

Our objective is to be a leading supplier of highly-integrated, analog-intensive, mixed-signal ICs for the portable device, personal computing and consumer electronic markets. To achieve this goal, we are pursuing the following strategies:

Target Multiple High-Growth Portable Electronic Device Markets. By leveraging our proprietary design methodologies and extensive experience, we intend to introduce new analog-intensive, mixed-signal ICs that are small and power-efficient. We have applied our capabilities successfully to expand into the portable compressed audio player and USB peripherals markets. We are currently the leading supplier of portable audio SoCs for use in flash memory-based compressed audio players. We believe our integration expertise and proprietary power management technology will enable us to efficiently develop new products for existing and emerging portable device market opportunities, such as USB memory devices and industrial and medical devices.

Focus on Industry-Leading Customers. Many of our customers are industry leaders in their respective markets. We are focused on developing close relationships with industry leaders to facilitate rapid adoption of our products, drive higher sales volumes, and gain greater insight into market trends to help us more efficiently develop new products. For a given customer, we seek to expand our product opportunities both within an existing application as well as within new application segments served by these customers. For example, we have been able to leverage sales of our audio codecs for notebook PC customers into sales of audio codecs for desktop PCs sold by these same customers. In addition, our goal is to build strong, collaborative relationships with leading ODMs to help ensure the adoption of our products in their next generation products.

Reuse Core Technologies to Create New Products. We have designed many of the proprietary circuits contained in our mixed-signal ICs to be reusable. By redeploying these reusable circuits, we intend to develop new ICs for use in existing or emerging applications to minimize the risk of and accelerate new product development. Our reuse of proven circuit blocks not only accelerates our internal circuit design process, but also reduces the manufacturing risks associated with the development of new products, allowing us to realize higher product performance, reliability, and manufacturing yields. As examples of our reuse strategy, many of the components in our portable audio SoCs are based on building blocks developed for prior products, and most of the components of our new STBD 2010 USB controller product are based on components incorporated in our STMP 35XX family of portable audio SoCs.

Continue to Invest in Technology Development to Extend Market Leadership Position. We believe we have established a reputation as a technology leader in the design and development of analog-intensive, mixed-signal ICs. We intend to extend our technology leadership by leveraging our talent pool of engineers and investing significant resources in recruiting and developing additional expertise in analog-intensive, mixed-signal IC design. As of December 31, 2003, we held 37 U.S. patents, with 52 U.S. patent applications pending. We are actively expanding our intellectual property position by aggressively investing in research and development and pursuing additional patent applications.

Capitalize on Highly-Focused Business Model. We are a fabless semiconductor company, utilizing third parties to manufacture, assemble and test our products. This approach reduces our capital and operating requirements and enables us to focus on product development. We use standard digital CMOS technology in mature process geometries to reduce our costs and time to market. We rely primarily on a worldwide network of distributors to sell our products, supplemented with direct sales efforts to a limited number of customers. We believe this approach to sales reduces our selling and marketing expenses while enabling us to rapidly grow our business.

SigmaTel’s Markets and Products

We currently design, develop and market proprietary, analog-intensive, mixed-signal ICs for portable compressed audio players, notebook and desktop PCs, consumer audio equipment, and USB peripherals.

Portable Audio SoCs

Advances in file compression technology and growth in broadband usage have made it increasingly convenient to store and transfer digital audio files. The most common standard today, MP3, typically provides a greater than ten-to-one file size reduction for digital audio content. Other standards, such as Windows Media Audio, or WMA, and mp3PRO offer even greater compression capabilities. In recent years, a number of companies have introduced products that play compressed digital audio files. These products require ICs to decode the compressed files into audible sound.

Our portable audio SoCs are highly-integrated, battery-optimized ICs designed to decode compressed audio files, such as MP3 files. We offer a broad range of portable audio SoCs at various price points and with a variety of features. For example, some of our more advanced portable audio SoCs incorporate USB2.0 Hi-Speed capability, a next generation USB standard that allows for faster data transfer rates than USB1.1. In addition, several of our portable audio SoCs feature support for miniature hard disk drives, or HDDs, enabling recording onto high-capacity media.

The following table summarizes our family of portable audio SoCs:

			Key Features
Product	Introduction Date(1)	Playback/Record	USB Capability	Display(2)		Battery Support	Battery Life (Hours) (3)	Storage Media
STMP 3400	Q4 2000	• MP3 playback • Voice record	• 1.1	• •	LCD LED	• 1xAA • 1xAAA	20	Flash

STMP 3300	Q3 2001	• MP3 playback	• 1.1	•	LED	• 1xAA • 1xAAA	20	Flash

STMP 3410	Q4 2001	• MP3/WMA/mp3PRO playback • Digital rights management • Voice record	• 1.1 • Mass storage	• •	LCD LED	• 1xAA • 1xAAA • 2xAA • 2xAAA • Lithium ion • Nickel Metal Hydride	35	Flash and hard drive

STMP 1342	Q3 2002	• MP3/WMA/mp3PRO playback • Digital rights management • Voice record	• 1.1 • Mass storage	•	LED	• 1xAA • 1xAAA	35	Flash

STMP 3420	Q2 2003	• MP3/WMA/mp3PRO playback • MP3 encode • Digital rights management • Voice record	• 1.1 • Mass storage	• •	LCD LED	• 1xAA • 1xAAA • 2xAA • 2xAAA • Lithium ion • Nickel Metal Hydride	35	Flash

STMP 3510	Q4 2003	• MP3/WMA/mp3PRO playback • MP3 encode • Digital rights management • Voice record	• 2.0 (Hi-Speed) • Mass storage	• •	LCD LED	• 1xAA • 1xAAA • 2xAA • 2xAAA • Lithium ion • Nickel Metal Hydride	50	Flash

STMP 3550	Q4 2003	• MP3/WMA/mp3PRO playback • MP3 encode • Digital rights management • Voice record	• 2.0 (Hi-Speed) • Mass storage	• •	LCD LED	• 1xAA • 1xAAA • 2xAA • 2xAAA • Lithium ion • Nickel Metal Hydride • Recharge Circuit	50	Flash and hard drive

(1)	Introduction date refers to the calendar quarter in which production shipments were initially made to customers.
(2)	Liquid Crystal Display (LCD) and Light Emitting Diode (LED).
(3)	Using a single AA battery, MP3 playback at medium volume levels.

Notebook and Desktop PC Audio Codecs

Increasing use of notebook and desktop PCs to play compressed audio files, CDs, advanced video games and DVDs is driving demand for PCs that offer high fidelity audio capabilities. The PC market principally requires high performance audio codecs at various price points. In addition, the notebook PC segment requires a small form factor and low power consumption.

We offer a family of notebook and desktop PC audio codecs that provide playback and record functions with high audio quality. Our PC audio codecs are built in accordance with an Intel sponsored specification called “Audio Codec, 1997,” or AC 97.

Building on our AC97 audio codec expertise, we have developed a new series of AC97 PC audio codecs that support internal sensing of various devices, such as microphones or headphones. Our proprietary jack-sensing technology either informs the user that a device has been plugged into the wrong jack or makes appropriate PC system configuration changes so that the inserted peripheral device, such as a microphone, works correctly even if plugged into the wrong PC connector, such as the speaker jack. Systems which incorporate this technology offer the promise of fewer end user calls to technical support and thus lower support costs overall for PC OEMs. The continued convergence of PC and consumer audio equipment has led to increasing demand for our audio codecs within consumer electronic devices such as digital TVs and set-top boxes. To address this trend, we incorporate interfaces such as Inter-IC Sound, or I2S, and Sony/Philips digital interface, or S/PDIF, within our products to facilitate connectivity.

In conjunction with our PC audio codecs, we also provide software solutions for traditional stereo and multi-channel PC audio, referred to as host audio. PC designs supporting host audio eliminate the need for sound cards, which are separate PC components, and instead integrate AC97 codecs on the desktop motherboard and into notebook PCs, providing speed, performance, power saving efficiencies and lower overall system cost.

The following table summarizes our family of notebook and desktop PC audio codecs:

Key Features
Product	Introduction Date(1)	Number of Channels	Signal to Noise Ratio (dB)	I2S Interface	S/PDIF Interface	Jack- sensing	Application
STAC 9708	Q3 1998	4	99				Sound cards, notebooks, desktops
STAC 9721	Q4 1998	2	102				Sound cards, notebooks, desktops
STAC 9744	Q2 1999	2	103				Notebooks and desktops
STAC 9756	Q3 2000	2	103	✓	✓		Notebooks, desktops, digital televisions, home theater equipment
STAC 9750	Q2 2001	2	90		✓		Notebooks and desktops
STAC 9766	Q3 2001	2	100		✓	✓	Notebooks and desktops
STAC 9752	Q2 2002	2	90		✓	✓	Notebooks and desktops
STAC 9758	Q3 2002	6	98		✓	✓	Notebooks and desktops
STAC 9752A	Q1 2004	2	94		✓	✓	Notebooks and desktops

(1)	Introduction date refers to the calendar quarter in which production shipments were initially made to customers.

We have been engaged with Intel and others in the industry to create a successor to the AC97 specification. This new specification is commonly called the Azalia interface, and is officially known as the High-Definition-Audio specification. We are currently working on Azalia interface devices.

Consumer Audio Codecs

Consumer audio devices typically require superior audio quality, more audio channels, and greater power output than PCs. However, consumer devices, such as digital TVs and personal video recorders, are increasingly incorporating PC components such as hard disk drives and microprocessors. As a result, the same AC97 audio codec technology currently employed in nearly all PCs is increasingly being used in non-PC consumer products.

Our consumer audio codecs typically provide surround sound playback capability at very high audio performance levels. We believe our STAC 9756 product, which employs standard PC-centric AC97 interfaces, a consumer audio-centric I2S interface, and a consumer audio-centric S/PDIF interface, is well positioned to take advantage of the emerging convergence of PC and consumer audio equipment.

The following table summarizes our family of consumer audio codecs:

	Key Features
Product	Introduction Date(1)	Number of Channels	Signal to Noise Ratio (dB)	I2S Interface	S/PDIF Interface	Recording Capability	Application
STAC 9460	Q3 2000	6	107	✓		✓	DVD players, set-top box
STAC 9461	Q2 2001	6	107	✓			DVD players, set-top box
STAC 9462	Q2 2001	2	107	✓		✓	DVD players, set-top box
STAC 9463	Q2 2001	2	107	✓			DVD players, set-top box
STAC 9756	Q3 2000	2	103	✓	✓	✓	Home theater equipment, digital TVs, notebooks and desktops

(1)	Introduction date refers to the calendar quarter in which production shipments were initially made to customers.

USB Peripheral ICs

USB is a common peripheral connection featured on PCs. USB enables high data transfer rates and is replacing prior technologies such as serial and parallel ports. Data is typically transferred from a PC’s USB connection by means of a physical cable, or through more advanced technologies such as infrared transmission, to peripheral devices such as cell phones and personal digital assistants. Our products currently address two application categories: wireless infrared communications and USB flash drives.

IrDA is a standard defined by the Infrared Data Association consortium to specify the point-to-point wireless transfer of data via infrared radiation. Because only two devices are allowed to communicate at a time, the security risks associated with IrDA are greatly minimized. The primary devices that incorporate IrDA are notebook and desktop PCs, PDAs, computer printers, cell phones and pagers, digital cameras and medical devices. Due to the portable nature of many of these applications, IrDA components must be small, lightweight and consume little power.

Our initial product in the USB peripherals market is a USB/IrDA bridge controller IC that enables high-speed (up to 4 megabits per second) wireless infrared data communications through a standard desktop or notebook PC USB port to infrared enabled peripheral devices. Our USB-to-Infrared bridge device is commonly used in external peripheral devices, typically called infrared dongles, to enable standard desktop PCs and notebook PCs which do not include an integrated infrared transceiver to communicate with other infrared equipped products. Infrared dongles may be configured as a small plastic case with an integrated infrared window and a typical USB connector or cable. If the USB connector is integrated directly into the plastics and the cable is eliminated, the unit is typically called an Infrared stick.

During the fourth quarter of 2003, we introduced our second USB peripheral IC, the STBD 2010 flash drive controller. USB flash drives are small, portable data storage devices that can be plugged into the USB port which has been included in most PCs since 1998. Like floppy disks, USB flash drives allow a user to carry his or her data files, access those files on most computers, and transfer the files to other users’ computers. USB flash drives sold today can hold as much as 2 gigabytes of data, which is the equivalent of more than 1,400 1.44 MB floppy disks. Our STBD 2010 flash drive controller addresses this product category by providing high integration resulting in overall system cost savings to our customer, flexibility of memory choices to the manufacturer, and a Hi-Speed USB 2.0 interface for fast read and write times. The STBD 2010 substantially reuses technology from our Portable Audio SoCs, which provide USB flash drive controller capability as a subset of their overall functionality.

The following table sets forth our revenues for each product class which accounted for greater than 15% of our revenues during any of the last three years (Audio Codecs include both notebook and desktop PC audio codecs and consumer audio codecs):

	Year Ended December 31,
	2003	2002	2001
Portable Audio SoCs	75.9%	51.8%	0.8%
Audio Codecs	19.6	44.9	96.9

Customers, Sales and Marketing

Our marketing and sales strategy is to achieve design wins with technology leaders and emerging participants in the portable compressed audio player, personal computer, consumer audio equipment, and USB peripherals markets. We principally rely on distributors to market our products. Our direct and indirect customers include both OEMs and ODMs.

Many of the leading OEMs in our markets use ODMs to manufacture their products. Accordingly, a significant portion of our revenues are based on sales to ODMs by our distributors. Three of the largest ODMs that purchase our products are Tai Guen Enterprise, Compal, and Wistron. These ODMs not only manufacture portable compressed audio players and notebook or desktop PCs for Legend Computer, Dell, Gateway, and others, but they also manufacture their own branded products.

During the twelve months ended December 31, 2003, each of the following customers purchased more than $750,000 of our products directly from us or through our distributors:

A-Max	Creative Technology	Philips
Apacer	CM Tech	Quanta
Asus	EXA Telecom	RCA/Thomson
AVC	Fujitsu	Samsung
Cenix	IMT	Tai Guen Enterprise
Compal	Lite-on	Truly
Cowon	MicroStar	Wistron

We have sold products to more than 300 direct and indirect customers during the last twelve months. During the year ended December 31, 2003, Holystone, Creative Technology, an affiliate, and GMI contributed 31.9%, 14.3% and 10.6% of our revenues, respectively. During the year ended December 31, 2002, revenues from

Holystone and Creative Technology contributed 35.0% and 21.2% of our revenues, respectively. During the year ended December 31, 2001, Holystone, Creative Technology and ESS Technology contributed 28.2%, 36.8% and 13.9% of our revenues, respectively.

We utilize independent sales representatives and distributors with locations throughout the world. These “SigmaTel Qualified Distributors” have been selected based on their understanding of the mixed-signal IC marketplace and are measured on their ability to provide effective field sales support for our products. To supplement these sales representatives and distributors, we maintain direct sales offices in Texas and California to call on certain key customers. We also utilize application engineers to provide technical support and assistance to existing and potential customers in designing, testing and qualifying systems that incorporate our products.

Our marketing group focuses on our product strategy, product development road maps, new product introduction process, demand assessment and competitive analysis. The group works closely with our sales and research and development groups to align our product development road map to meet key channel technology requirements from a strategic perspective. The group also ensures that product development activities, product launches, channel marketing program activities, and ongoing demand and supply planning occur in a well-managed, timely basis in coordination with our development, operations, and sales groups, as well as our ODMs, OEMs and distributors.

Our sales are made primarily pursuant to standard purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, we believe that backlog is not a good indicator of our future sales.

Research and Development

We engage in substantial research and development to develop new products to support our growth. We employ product designers who have expertise in system architecture, mixed-signal design, customizable firmware and software, and software development tools. As of December 31, 2003, we had 84 full-time employees engaged in research and development. Our research and development expense was $17.9 million, $11.9 million, and $13.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. All development is carried out using ISO9001:2000-certified design processes, and our design tools are frequently enhanced to improve design, fabrication, and verification of our products.

Technology

We have several key technological core competencies and have assembled a development team with extensive mixed-signal design expertise to capitalize on these competencies. Where cost-effective, we purchase designed and verified function blocks, such as a DSP core and USB controller, from third-party vendors.

We combine high performance analog functionality on the same chip with digital functionality. One attribute of digital circuits is high-speed switching between logic states which generates transients known as electromagnetic interference or electrical noise. There are significant design and development challenges involved in mixing noisy digital circuits with noise-sensitive high performance analog circuits on the same IC. Our designers are skilled at solving these problems to achieve high-fidelity audio performance on a mixed-signal SoC.

Our engineers possess a high degree of systems-level knowledge of both the customer’s OEM system functionality and the advantages and limits to the analog and digital signal processing that may be performed on the SoC. Optimizing the partitioning of system functionality between analog and digital signal processing, whether through hardware, firmware or software, is key to minimizing die size while maintaining functional flexibility via programmability.

We design all of our ICs to be manufactured using industry standard digital CMOS technologies. While it is significantly more difficult to design high performance analog in digital CMOS processes, as opposed to processes especially adapted to analog, there are multiple advantages to this approach, including reduced cost, reduced manufacturing risk, and greater worldwide foundry capacity.

Manufacturing

We design and develop our products and electronically transfer our proprietary designs to third-party foundries to process silicon wafers and produce the ICs. The wafers are then shipped from foundries to our subcontractors, where they are assembled into finished ICs and electronically tested before delivery to our customers. We believe that our outsourced manufacturing model significantly reduces our capital requirements and allows us to focus our resources on the design, development and marketing of our ICs. In addition, we benefit from our suppliers’ manufacturing expertise, and from the flexibility to select those vendors that we believe offer the best capability and value.

IC Fabrication

Our principal foundries are Taiwan Semiconductor Manufacturing Company in Taiwan and Chartered Semiconductor Manufacturing in Singapore. We also use Hyundai Electronics Industries in South Korea for certain products. These foundries currently fabricate our devices using mature and stable CMOS process technology with feature sizes of 0.18-micron and higher. We regularly evaluate the benefits and feasibility, on a product by product basis, of migrating to smaller process geometries to reduce cost and improve performance.

Assembly and Test

Following wafer processing, our wafers are shipped to our subcontractors where they are singulated into die, assembled into finished IC packages, and electrically tested. Our products are designed to use low cost, industry standard packages and be tested with widely available automatic test equipment. We develop and control all product test programs used by our subcontractors. These test programs are developed based on product specifications, thereby maintaining our ownership for the functional and parametric performance of our devices. We currently rely on ASAT Holdings in Hong Kong, United Test and Assembly Center in Singapore, Advanced Semiconductor Engineering in Taiwan, and Signetics in South Korea to assemble and test our products.

Quality Assurance

We have designed and implemented a quality management system that provides the framework for continual improvement of products, processes and customer service. We apply well-established design rules and practices for CMOS devices through standard design, layout and test processes. We also rely on in-depth simulation studies, testing and practical application testing to validate and verify our products. We emphasize a strong supplier quality management practice in which our manufacturing suppliers are pre-qualified by our operations and quality teams. Suppliers are required to have a quality management system, certified to ISO9000 standard and an environmental management system certified to ISO14000 standard. To ensure consistent product quality, reliability and yield, we closely monitor the production cycle by reviewing electrical, parametric and manufacturing process data from each wafer foundry and assembly subcontractor.

Competition

The markets for our ICs are intensely competitive. We believe that the principal bases of competition in our industry are:

• product performance, level of integration, power efficiency, reliability, and price; • the ability to influence and comply with industry standards; • timeliness of new product introductions;	• ability to obtain foundry capacity; • intellectual property position; • customer support; and • reputation and financial resources.

We believe that we compete favorably with respect to each of these factors. However, some of our larger competitors have greater financial resources, a greater ability to influence industry standards, and much more extensive patent portfolios than we do. We anticipate that the market for our products will be subject to rapid technological change. As we enter new markets and pursue additional applications for our products, we expect to face competition from a larger number of competitors. We face significant competition in each of our product lines. Within the portable compressed audio player market, we primarily compete with Cirrus Logic, Micronas, Philips Semiconductor, Samsung, Telechips and Texas Instruments. In the audio codec market, we compete primarily with AKM, Analog Devices, C-Media, Cirrus Logic, and Realtek. Within the USB peripherals market, we compete primarily with Acer Labs Inc., Genesys Logic, OTI, Phison, Prolific, Standard Microsystems Corporation, and with other multi-chip solutions. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. Certain of our customers have developed products or technologies internally which are competitive with our products. Other customers could develop internal solutions or enter into strategic relationships with or acquire existing mixed-signal IC providers. Any of these actions could replace their need for our products.

Intellectual Property

Our success and future growth will depend on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, contractual provisions, and licenses to protect our intellectual property. We also attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other security measures.

As of December 31, 2003, we held 37 issued U.S. patents and have 52 additional U.S. patent applications pending. Our patents and patent applications cover features employed in each of our existing product families. Our patents have expiration dates ranging from 2015 to 2023. We continue to actively pursue the filing of additional patent applications.

We claim copyright protection for the proprietary documentation used in our products and for the firmware and software components of our products. We have registered 16 U.S. copyrights, covering certain of our firmware and software applications. We have also registered the “SigmaTel” name and logo as trademarks in the U.S.

While our patents and other intellectual property rights are important, we believe that our technical expertise and ability to introduce new products in a timely manner will also be important factors in maintaining our competitive position.

We intend to protect our rights vigorously, but there can be no assurance that our efforts will be successful. Thus, despite our precautions, a third party may copy or otherwise obtain and use our products, services or technology without authorization, develop similar technology independently or design around our patents. In addition, effective copyright, trademark and trade secret protection may be unavailable or limited in certain foreign countries. Moreover, we often incorporate the intellectual property of third parties into our designs, and we have certain obligations with respect to the non-use and non-disclosure of such intellectual property. There can be no assurance that the steps we have taken to prevent misappropriation or infringement of our intellectual property or third parties will be successful.

Employees

As of December 31, 2003, we employed 135 full-time people, including 84 in research and development, 19 in operations, 11 in sales and marketing, and 21 in administration. We have never had a work stoppage and none of our employees is represented by a labor organization. We consider our employee relations to be good.

FACTORS AFFECTING OUR FUTURE OPERATING RESULTS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and all of the other information contained in this Form 10-K before deciding whether to purchase our common stock. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition and results of operations would suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

Risks Related To Our Business

Our limited history of sales of our key products makes it difficult to evaluate our prospects.

Most of our key products have only been sold in significant quantities for a short time. For example, our STMP 3410 portable audio SoC was introduced in the fourth quarter of 2001 but did not begin shipping in significant quantities until the second quarter of 2002, and production volumes of our STMP 35XX family of portable audio SoC products began shipping in the fourth quarter of 2003. Sales of both the STMP 3410 and the STMP 35XX family of products are highly dependent upon continued acceptance of portable MP3 music players by consumers. Since we cannot accurately monitor sell-through of our ultimate end customers’ MP3 players which contain our portable audio SoCs, it is possible that some of these products may not be selling through. As a result, our customers could experience inventory growth that could cause them to purchase fewer products from us or seek to return products to us in the future. There can be no assurance that our customers have not or will not place orders in excess of their requirements in response to actual or perceived shortages in the supply of our ICs. In such event, it will be more difficult for us to forecast our future revenues and budget our operating expenses, and our operating results would be adversely affected to the extent such excess orders are cancelled or rescheduled. We have limited historical financial data from which to predict our future sales and operating results for our portable audio SoCs and other key products that we have recently introduced. Our limited operating experience with these products, combined with the rapidly evolving nature of the markets in which we sell our products, and other factors which are beyond our control, limit our ability to accurately forecast quarterly or annual sales. Because most of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall in sales. We are currently expanding our staffing and increasing our expenditures to support future growth. If our growth does not materialize, our operating results would be adversely impacted.

We do not expect to sustain our recent growth rate.

Due primarily to increased sales of our portable audio SoCs, we have experienced significant revenue growth and have gained significant market share in a relatively short period of time. Specifically, our annual revenues increased from $30.9 million in 2002 to $100.2 million in 2003. However, we do not expect similar revenue growth or market share gains in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

We have incurred losses in prior periods and may incur losses in the future.

Although we had net income of $10.0 million for the year ended December 31, 2003, we incurred net losses of approximately $8.3 million and $18.4 million for the years ended December 31, 2002 and 2001, respectively. As of December 31, 2003, we had an accumulated deficit of approximately $43.1 million. Despite realizing net income in the year ended December 31, 2003, we may incur losses in the future. We expect our operating expenses to increase as we pursue our strategic objectives. Our results of operations for the year ended December 31, 2003 include non-cash charges of $3.9 million related to stock based compensation and $8.8 million related to a deemed dividend on the sale of preferred stock. We will continue to incur stock-based compensation in the future as a result of past option grants. Our ability to maintain profitability depends on the rate of growth of our target markets, the continued market acceptance of our customers’ products, the competitive position of our products, and our ability to develop new products. Even though we have achieved profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

We depend on a few key customers for a substantial majority of our sales and the loss of, or a significant reduction in orders from, any of them would likely significantly reduce our revenues.

For the years ended December 31, 2003, 2002 and 2001, sales to our top five customers accounted for approximately 71.9%, 75.7% and 92.9%, respectively, of our revenues. Our operating results in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our ICs. Our revenues would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers who place large orders, would harm our financial performance. Because our sales are made by means of standard purchase orders rather than long term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these sales channels, our revenues would likely decline.

Sales to a small number of distributors generate a significant amount of our revenues. Our sales through distributors accounted for 70.3%, 65.5% and 45.5% of our revenues for the years ended December 31, 2003, 2002, and 2001, respectively. Our sales to Holystone, a distributor, accounted for 31.9%, 35.0% and 28.2% of our revenues in the years ended December 31, 2003, 2002 and 2001, respectively. If Holystone or our other distributors were to materially reduce their purchases from us, our business, financial condition and results of operations would suffer.

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

The expansion of the consumer electronics market in general, and the demand for MP3 products in particular, may be adversely impacted by the enforcement of limits on file sharing and downloadable music. The major record labels have complained about consumers downloading music off of the Internet without paying any fees or royalties to the owners of that music. In particular, the Recording Industry Association of America, a recording industry trade group, has sued numerous individuals who illegally distribute copyrighted songs over the Internet. If the record labels, other music producers, or other parties are successful in limiting the ability of consumers to obtain free music on the Internet, the demand for consumer electronic devices such as MP3 players that use our ICs may decline. Any decline in consumer spending relating to general economic conditions, future terrorist attacks or disease outbreaks, such as Severe Acute Respiratory Syndrome, or SARS, could also limit the expansion of the consumer electronics market, thus adversely affecting our business.

Because many of our ICs are designed for use in consumer electronic products, such as portable compressed audio players, PCs, and DVD players, we expect our business to be subject to seasonality, with increased revenue in the third and fourth quarters of each year, when customers place orders to meet year-end holiday demand, and lower revenue in the first and second quarters of each year. However, our recent rapid growth in revenues makes it difficult for us to assess the impact of seasonal factors on our business. In particular, strong sales of our portable audio SoCs resulted in increased revenues during the first quarter of 2003 compared to the fourth quarter of 2002, offsetting seasonal demand factors. If we or our customers are unable to ramp up production of new or existing products to meet any increases in demand due to seasonality or other factors, our revenues from such products would be adversely affected.

The semiconductor industry is currently experiencing a shortage of flash memory, which is a key component in many portable compressed audio players.

Global demand for flash memory is currently exceeding supply, resulting in increases in average selling prices for flash memory and in the inability of many buyers of flash memory to purchase enough flash memory to satisfy demand for their end products. Many of our customers have indicated that they are currently unable to acquire enough flash memory to meet all of the anticipated demand for their compressed audio players. Although several manufacturers of flash memory are increasing manufacturing capacity for flash memory, there can be no assurance that enough additional capacity will become available to satisfy worldwide demand for flash memory. Because flash memory is a key component of most of the portable compressed audio players manufactured by our customers, if demand for flash memory continues to outpace the availability of supply, our customers may not be able to purchase enough flash memory to manufacture all the compressed audio players which demand for their products would justify and may therefore purchase fewer portable audio SoCs from us than they would have otherwise purchased. Thus, our ability to increase revenues and grow our profits could be negatively impacted as a result of the current limited supply of flash memory.

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

Presently we utilize one principal foundry to manufacture our portable audio SoCs and another principal foundry to manufacture our audio codecs. In general, each of our products is manufactured at a single foundry. We provide these foundries with monthly rolling forecasts of our production requirements; however, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. Moreover, the price of our wafers will fluctuate based on changes in available industry capacity. We do not have long term supply contracts with any of our foundries. Therefore, our foundry suppliers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. Accordingly, we cannot be certain that our foundries will allocate sufficient capacity to satisfy our requirements. If we are not able to obtain foundry capacity as required, our relationships with our existing customers would be harmed and our sales would likely decline.

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

Our third-party foundries, other subcontractors and many of our customers and end customers are located in the Pacific Rim, an area subject to significant earthquake risk and adverse consequences related to the outbreak of SARS and other public health concerns.

All of the principal foundries that manufacture our products and all of the principal subcontractors that assemble, package, and test our products are located in either South Korea, Singapore, Hong Kong, or Taiwan. Many of our customers are also located in these areas. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake or other natural disaster near these foundries or subcontractors could result in damage, power outages and other disruptions that impair their production and assembly capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling, packaging or production testing from the affected contractor to another third-party vendor. While we have some foundry capacity in the United States, we may not be able to increase our foundry capacity in the United States, or obtain other alternate foundry capacity on favorable terms, if at all. The 2003 outbreak of SARS curtailed travel to and from certain countries (primarily in the Asia-Pacific region) and limited travel and shopping within those countries and any future outbreaks of SARS or other public health concerns could have similar consequences. In addition, outbreaks of disease or other disasters could limit consumer demand for our ICs or the products that use our ICs.

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

We have in the past and may in the future experience significant period-to-period fluctuations in our revenues and operating results due to a number of factors, including:

•	the timing and volume of purchase orders and cancellations from our customers;

•	the rate of acceptance of our products by our customers;

•	the rate of growth of the market for analog-intensive, mixed-signal ICs;

•	fluctuation and seasonality in demand for our products;

•	increases in prices charged by our foundries and other third-party subcontractors;

•	the availability of third-party foundry capacity;

•	the availability of components used in our customers’ products, such as flash memory, which is a key component in many portable compressed audio players;

•	fluctuations in manufacturing yields;

•	the difficulty of forecasting and managing our inventory and production levels;

•	the rate at which new markets emerge for products we are currently developing or our ability to develop new products;

•	our involvement in litigation;

•	natural disasters, particularly earthquakes, or disease outbreaks, such as the recent outbreak of SARS, affecting countries in which we conduct our business or in which our products are manufactured, assembled, or tested;

•	changes in our product mix; and

•	the evolution of industry standards.

Any variations in our quarter-to-quarter performance may cause our stock price to fluctuate. It is likely that in some future period our operating results will be below the expectations of public market analysts or investors. If this occurs, our stock price may drop, perhaps significantly.

We are subject to the highly cyclical nature of the semiconductor industry.

The semiconductor industry is highly cyclical. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles (of both semiconductor companies’ and their customers’ products) and declines in general economic conditions. These downturns have been characterized by production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could significantly harm our sales or reduce our profitability for a prolonged period of time. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We may experience substantial changes in future operating results due to general semiconductor industry conditions, general economic conditions and other factors.

Because the markets in which we compete are highly competitive and many of our competitors have greater resources than us, we cannot be certain that our products will compete favorably in the marketplace.

We face competition from a relatively large number of competitors in each of our targeted markets. In the PC and consumer audio markets, we compete primarily with AKM, Analog Devices, C-Media, Cirrus Logic, and Realtek. In the portable compressed audio market, our principal competitors include Cirrus Logic, Micronas, Philips Semiconductor, Samsung, Telechips and Texas Instruments. Within the USB peripherals market, we compete primarily with Acer Labs Inc., Genesys Logic, OTI, Phison, Prolific, Standard Microsystems Corporation, and other companies providing various multi-chip solutions. We expect to face increased competition in the future from our current and emerging competitors. In addition, some of our customers have developed and other customers could develop their own internal ICs that could replace their need for our products or otherwise reduce demand for our products.

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

Our sales outside of the U.S. as a percentage of total sales were 99.4%, 98.3% and 85.0% for the years ended December 31, 2003, 2002 and 2001, respectively. We plan to expand our international sales activities, but may not be able to maintain or increase international market demand for our products. Our international sales are subject to a number of risks, including:

•	increased complexity and costs of managing international sales;

•	protectionist laws and business practices that favor local competition in some countries;

•	multiple, conflicting and changing laws, regulations and tax schemes;

•	longer sales cycles;

•	public health concerns, such as the SARS outbreak in 2003;

•	greater difficulty in accounts receivable collection and longer collection periods; and

•	political and economic instability.

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

If securities or industry analysts do not continue to publish research or reports about our business, our stock price and trading volume could decline.

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

Being a public company increases our administrative costs.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and new listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices of public companies. These new rules, regulations, and listing requirements have increased our legal and financial compliance costs, and made some activities more time consuming and costly. For example, as a result of becoming a public company, we have added additional independent directors, created several board committees, adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and a financial printer, adopted an insider trading policy, and have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. These new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance. These new rules and regulations could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

Available Information

Our Internet website address is http://www.sigmatel.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available through the investor relations page of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC). Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 2. Properties

Our main executive, administrative and technical offices occupy approximately 55,000 square feet in Austin, Texas, 46,000 square feet of which we occupy under a lease that expires in September of 2006 with one five year renewal option and 9,500 square feet of which we occupy under a sublease that expires in September of 2007. We have subleased approximately 6,000 square feet of this office space to an unrelated third party through February 28, 2004, after which time we plan to utilize this space. We have also subleased approximately 25,000 square feet of office space in Austin, Texas which we do not currently utilize, to an unrelated third party through February 27, 2007, which is the term of the underlying lease.

We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

Item 3. Legal Proceedings

Many participants in the semiconductor industry have a significant number of patents and have frequently demonstrated a willingness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims have led to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets, or invalidity of our patents will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not materially and adversely affect our business, financial condition and results of operations. As of December 31, 2003, we were not a party to any material legal proceedings.

Item 4. Submission of Matter to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock has been quoted on the Nasdaq National Market under the symbol “SGTL” since September 19, 2003. Prior to this time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq National Market. As of January 27, 2004, there were 163 holders of record of our common stock.

	Common Stock Price
	High	Low
Fiscal Year 2003
Third Quarter 2003 (from September 19, 2003)	$22.15	$17.50
Fourth Quarter 2003	$30.92	$20.01

We have never declared or paid any cash dividends on our capital stock, and we currently do not intend to pay cash dividends on our common stock. We currently expect to retain any future earnings to fund the operation and expansion of our business. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board deems relevant.

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

The offering commenced, and was completed on September 19, 2003, at a price to the public of $15.00 per share. The underwriters exercised the over-allotment option effective as of September 22, 2003, and the offering terminated as of that date with the sale of all securities registered.

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

As of December 31, 2003, we used the net proceeds of the offering as follows:

•	$4.5 million to satisfy an outstanding obligation to Cirrus Logic related to the settlement of an intellectual property dispute in 2000, which we recorded as a litigation settlement expense upon completion of the offering;

•	$4.2 million to repay existing debt under our Loan and Security Agreement with Silicon Valley Bank;

•	$1.6 million to repay accrued interest on convertible promissory notes ($1.4 million of which was paid to our affiliates), the principal amount of which notes were converted into 1,022,102 shares of our common stock in connection with our initial public offering; and

•	the remaining net proceeds were invested in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital and other general corporate purposes, including capital expenditures and research and development.

In addition to transactions previously included in Part II, Item 2 of the Registrant’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on October 29, 2003, the following sales of unregistered securities occurred during the year ended December 31, 2003:

•	In February 2003, we issued and sold a total of 6,006,631 shares of Series J preferred stock to seven venture capital and investment funds for a total purchase price of $6,873,688, all of which was paid in cash. All of these shares of Series J preferred stock automatically converted into shares of our common stock upon the completion of our initial public offering.

•	In March 2003, we issued and sold a total of 1,150,953 shares of Series J preferred stock to 21 investors, consisting of ten individuals, three corporate investors and eight venture capital and investment funds for a total purchase price of $1,317,093, all of which was paid in cash. All of these shares of Series J preferred stock automatically converted into shares of our common stock upon the completion of our initial public offering.

•	During the year ended December 31, 2003, we granted stock options to acquire an aggregate of 2,112,107 unregistered shares of common stock at a weighted average exercise price of $2.02 to employees, directors, and consultants in compliance with Rule 701.

The information under the caption “Equity Compensation Plan Information” appearing in the Proxy Statement is incorporated herein by reference.

Item 6. Selected Financial Data

The selected balance sheet data as of December 31, 2003 and 2002 and the selected statements of operations data for the years ended December 31, 2003, 2002 and 2001 have been derived from audited financial statements included in this Form 10-K. The selected balance sheet data as of December 31, 2001, 2000 and 1999 and the selected statements of operations data for the years ended December 31, 2000 and 1999 have been derived from audited financial statements not included in this Form 10-K. You should read this selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those statements included in this Form 10-K.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except share data)
Statements of Operations Data:
Revenues, net	$100,225	$30,917	$24,380	$47,430	$28,722
Gross profit	47,734	11,287	692	8,401	6,560
Research and development	17,867	11,927	13,678	15,201	3,807
Selling, general and administrative	10,184	4,969	6,572	13,788	3,507
Amortization of deferred stock-based compensation	3,907	29	95	189	—
Litigation settlements	4,500	—	(3,000)	3,000	—
Total operating expenses	36,458	16,936	17,335	31,345	7,314
Operating income (loss)	11,276	(5,649)	(16,643)	(22,944)	(754)
Net income (loss)	9,989	(8,279)	(18,377)	(22,709)	(762)
Deemed dividends on preferred stock	(8,768)	(316)	(316)	(312)	(103)
Net income (loss) attributable to common stockholders	1,221	(8,595)	(18,693)	(23,021)	(865)
Basic net income (loss) attributable to common stockholders per share	$0.09	$(1.47)	$(3.34)	$(5.21)	$(0.21)
Diluted net income (loss) attributable to common stockholders per share	$0.04	$(1.47)	$(3.34)	$(5.21)	$(0.21)
Weighted-average number of shares used in basic net income (loss) attributable to common stockholders per share calculations	13,449,687	5,836,026	5,597,511	4,414,522	4,042,619
Weighted-average number of shares used in diluted net income (loss) attributable to common stockholders per share calculations	31,086,166	5,836,026	5,597,511	4,414,522	4,042,619

	December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$61,841	$2,859	$6,308	$2,975	$7,215
Short-term investments	49,420	—	—	—	—
Total assets	146,877	18,529	20,459	35,422	23,808
Long-term debt	63	7,437	11,602	204	1,333
Redeemable convertible preferred stock	—	40,761	40,445	40,133	15,852
Total stockholders’ equity (deficit)	126,108	(44,985)	(37,565)	(21,852)	(2,407)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes which appear elsewhere in this report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see the “Cautionary Statement” above. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report on Form 10-K, particularly under the heading “Factors Affecting Our Future Operating Results.”

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, analog-intensive, mixed-signal ICs. We were founded in 1993 with an initial focus on providing semiconductor design services on a contract basis. We began to develop our first IC product, an AC97 audio codec for PC sound cards, in 1995 and began shipping this product in 1997. From 1997 to 2000, our annual revenues grew rapidly from $1.2 million to $47.4 million. During that time, we began to develop an asymmetric digital subscriber line, or ADSL, SoC and a portable audio SoC. Neither of these products generated revenues, which led to significant operating losses in 2000 and 2001. During 2000 and 2001, the PC audio market transitioned from sound cards to host audio solutions, which are integrated on desktop PC motherboards and in notebook PCs. As sound cards began to lose market share, we experienced a significant loss in market share and a revenue decline from 2000 to 2001.

In early 2001, we hired our current Chief Executive Officer, Ronald Edgerton, and established a new management team. This new management team stopped development of our ADSL SoC, reduced headcount, and redirected our development efforts towards host audio codecs and portable audio SoCs. Due primarily to increased sales of our portable audio SoCs, our revenues increased from $30.9 million for the year ended December 31, 2002 to $100.2 million for the year ended December 31, 2003, and our operating results improved from an operating loss of $5.6 million for the year ended December 31, 2002 to operating income of $11.3 million for the year ended December 31, 2003.

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

	Year Ended December 31,
	2003	2002	2001
Holystone Enterprise	31.9%	35.0%	28.2%
Creative Technology(1)	14.3	21.2	36.8
G.M.I. Technology	10.6	*	*
ESS Technology	*	*	13.9

*	Less than 10%
(1)	Creative Technology holds more than 10% of our outstanding stock and has a representative on our Board of Directors.

The percentage of our revenues from customers located outside the U.S. was 99.4%, 98.3% and 85.0%, for the years ended December 31, 2003, 2002 and 2001, respectively. Most of the products that use our ICs are manufactured outside of the U.S. As a result, we believe that a substantial majority of our revenues will continue to come from customers located outside of the U.S. All of our revenues to date have been denominated in U.S. dollars.

The percentages of our revenues by country are set forth in the following table:

	Year Ended December 31,
	2003	2002	2001
Taiwan	49.4%	45.9%	39.7%
China	24.8	15.7	1.9
Singapore	14.4	21.8	36.8
South Korea	7.5	6.4	—
Japan	2.3	8.1	5.7
U.S.	0.6	1.7	15.0
Other	1.0	0.4	0.9

Total	100.0%	100.0%	100.0%

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

Because many of our ICs are designed for use in consumer electronic products, such as portable compressed audio players, PCs, and DVD players, we expect our business to be subject to seasonality, with increased revenues in the third and fourth quarters of each year, when customers place orders to meet year-end holiday demand, and lower revenues in the first and second quarters of each year. However, our recent rapid revenue growth makes it difficult for us to assess the impact of seasonal factors on our business. In particular, strong sales of our portable audio SoCs resulted in increased revenues during the first quarter of 2003 compared to the fourth quarter of 2002, offsetting seasonal demand factors.

SigmaTel, Inc. was incorporated in Texas in 1993 and changed its state of incorporation to Delaware in August 2003 by merging into a wholly owned subsidiary. As a result of the merger, that subsidiary succeeded to all rights and obligations of the Texas corporation, and the Texas corporation ceased to exist. Prior to the merger, the Delaware subsidiary conducted no operations and had no assets or liabilities other than $1,000 of cash contributed to it by the Texas corporation.

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

Research and Development. Research and development expense consists primarily of employee, contractor, and related costs, expenses for development testing, evaluation, masking revisions, occupancy costs, and depreciation on research and development equipment. All research and development costs are expensed as incurred. We plan to continue to invest a significant amount in research and development activities to develop new products. We expect research and development expenses to increase in absolute dollars.

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

Amortization of Deferred Stock-Based Compensation. In connection with grants of stock options and the issuance of warrants as a private company in 2000, 2001, 2002 and 2003, we recorded an aggregate of $7.5 million in deferred stock-based compensation. These options and warrants are considered compensatory because the fair value of our stock determined for financial reporting purposes was greater than the fair value determined by our board of directors on the date of grant or issuance. As of December 31, 2003, we had an aggregate of $3.7 million of deferred stock-based compensation remaining to be amortized. We are amortizing deferred stock-based compensation over the vesting period of the related options and warrants, which is generally four or five years. This deferred stock-based compensation balance will be amortized as follows: $2.4 million during 2004; $0.9 million during 2005 and $0.4 million during 2006.

Provision for Income Taxes. As of December 31, 2003, we had net operating loss carryforwards of approximately $36.3 million. These net operating loss carryforwards will expire at various dates beginning in 2011. We also had research and development tax credit carryforwards of approximately $2.4 million for federal income tax purposes. The federal research and development tax credit carryforward will expire at various dates beginning in 2011. The state research credit can be carried forward indefinitely. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Under the Internal Revenue Code, certain substantial changes in ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. Annual limitations may result in the expiration of net operating loss and credit carryforwards before they are used. As of December 31, 2003, approximately $2.4 million of our net operating loss carryforwards are subject to limitations on the amount that can be recognized in any annual period.

Results of Operations

The following table sets forth our statements of operations as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
Revenues, net	100.0%	100.0%	100.0%
Cost of goods sold	52.4	63.5	97.2

Gross profit	47.6	36.5	2.8
Operating expenses:
Research and development	17.8	38.6	56.1
Selling, general and administrative	10.2	16.1	27.0
Amortization of deferred stock-based compensation	3.9	0.1	0.4
Litigation settlements	4.5	—	(12.3)
Loss (gain) on disposal of property, equipment and software	—	—	—

Total operating expenses	36.4	54.8	71.1

Operating income (loss)	11.2	(18.3)	(68.3)
Interest income	0.3	0.1	0.7
Interest expense	(1.2)	(8.6)	(7.8)

Income (loss) before income taxes	10.3	(26.8)	(75.4)

Income taxes	0.3	—	—

Net income (loss)	10.0	(26.8)	(75.4)
Deemed dividends on preferred stock	(8.8)	(1.0)	(1.3)

Net income (loss) attributable to common stockholders	1.2%	(27.8)%	(76.7)%

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Revenues. Revenues for the year ended December 31, 2003 were $100.2 million compared to $30.9 million for the year ended December 31, 2002, an increase of 224.3%. This increase was due to an increase in revenues from all of our product lines—portable audio SoCs, audio codecs and USB peripheral ICs. The increase in revenues from our portable audio SoCs was due to the growth of the emerging portable compressed audio player market and our favorable competitive position within that market. Revenues from our portable audio SoCs were 75.9% of total revenues for the year ended December 31, 2003. Our favorable competitive position in this market is primarily due to our integration of analog and digital components onto a single IC, and the resulting small form factor, low power consumption, and overall low cost to our customers. The increase in revenues from audio codecs was due to increased sales to PC manufacturers and their ODMs partially offset by decreased sales to sound card manufacturers.

Revenues from Holystone, our largest distributor located in Taiwan, increased by $21.1 million, but decreased to 31.9% of total revenues during the year ended December 31, 2003 from 35.0% during the year ended December 31, 2002 due to stronger demand for our portable audio SoCs in geographic regions such as China and South Korea. Sales to Creative Technology, an affiliate, decreased to 14.3% of total revenues during the year ended December 31, 2003 from 21.2% during the year ended December 31, 2002 due to a reduction in sales of their sound cards, which include our audio codecs, partially offset by increased sales of our portable audio SoCs which are a component of their portable compressed audio players. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 47.6% for the year ended December 31, 2003 compared with 36.5% for the year ended December 31, 2002. The increase in gross margin was primarily due to a favorable product mix and a reduction in manufacturing costs, which included both lower wafer costs and lower test costs. The favorable product mix resulted from increased revenues from our portable audio SoCs and USB peripheral ICs, as a percentage of total revenues, as the gross margin from these products is generally higher than from our audio codecs. Included in cost of goods sold for the year ended December 31, 2003 was $0.3 million of depreciation related to the abandonment of certain testing equipment. We expect our gross margins for the first quarter of 2004 to be consistent with those achieved during the fourth quarter of 2003. However, increased competition could adversely impact our pricing, particularly in the portable compressed audio player market, which could adversely impact our gross margins.

Research and Development. Research and development expenses increased to $17.9 million, or 17.8% of revenues, for the year ended December 31, 2003 from $11.9 million, or 38.6% of revenues, for the year ended December 31, 2002. This dollar increase of 49.8% was primarily due to increases in our engineering headcount, including independent contractors, as well as increases in the costs of design tools. Such increases were primarily to support hardware and software development on our latest portable audio SoCs, the STMP 35XX family of products, and our latest USB peripheral IC, the STBD 2010. This increased research and development spending has resulted in substantial completion of the design of these products and the creation of several patentable inventions, enabling us to file additional U.S. patent applications covering inventions made during the STMP 35XX and STBD 2010 design processes. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in sales volume.

Selling, General and Administrative. Selling, general and administrative expenses increased to $10.2 million, or 10.2% of revenues, for the year ended December 31, 2003 from $5.0 million, or 16.1% of revenues, for the year ended December 31, 2002. This dollar increase of 105.0% was due to increases in sales, marketing, and administrative personnel, as well as increases in commissions paid to independent sales representatives due to our revenue growth. Included in selling, general and administrative expenses for the year ended December 31, 2003 was $0.4 million of accelerated amortization related to the abandonment of accounting software. We expect selling, general and administrative expenses will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs, but such expenses will fluctuate as a percentage of revenues due to changes in sales volumes.

Amortization of Deferred Stock-Based Compensation. We record deferred stock-based compensation for the difference between the exercise price of option grants and the fair value of our common stock at the time of such grants which resulted in amortization expense of $3.9 million and $29,000 for the years ended December 31, 2003, and 2002, respectively. Amounts recorded during the year ended December 31, 2003 include $0.9 million of amortization expense related to the vesting of an option that occurred as a result of our initial public offering.

Litigation Settlements. In September 1999, a suit was filed against us by Crystal Semiconductor, Inc. and Cirrus Logic, Inc. (the parent company of Crystal) alleging that certain of our products infringed on two of Crystal’s patents. We settled the suit in November 2000. As part of the settlement, we issued shares of common stock to Cirrus valued at $3.0 million at the date of issuance, which was recorded as a litigation settlement expense. We also agreed to a perpetual contingent guarantee which provided that these shares would have a value of at least $10.5 million at the time of an initial public offering. Upon the closing of our initial public offering, we recorded an expense of and paid Cirrus $4.5 million in satisfaction of the contingent guarantee.

Interest Expense. Interest expense decreased to $1.3 million for year ended December 31, 2003 from $2.7 million for the year ended December 31, 2002. This was due to a decrease in non-cash interest charges related to warrants issued to investors for their guarantee of certain of our indebtedness from April 2001 through April 2003, as well as, decreased interest expense on lower levels of debt outstanding during the 2003 period. During the first quarter of 2003, we raised $8.1 million from sales of our preferred stock and used the proceeds to pay down our debt. During the third quarter of 2003, we successfully completed an initial public offering of approximately 7.4 million shares of our common stock, which resulted in net proceeds to us of approximately $101.4 million. A portion of the proceeds was used to pay off all of our existing long-term debt.

Interest Income. Interest income increased to $0.3 million for the year ended December 31, 2003 from $42,000 for the year ended December 31, 2002. This was due to increased income earned on our cash balances and investments in short-term marketable securities since the completion of our initial public offering in September 2003.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Revenues. Revenues were $30.9 million for the year ended December 31, 2002 compared to $24.4 million for 2001, an increase of 26.8%. The increase was due primarily to increased revenues from portable audio SoCs and USB peripheral ICs, partially offset by a reduction in revenues from audio codecs.

Increased revenues from our portable audio SoCs were due to the introduction of our second generation product during the first half of 2002, which was more widely accepted by the markets. This product was more widely accepted due to a higher degree of integration which led to a lower total bill of material cost to our customers. We also incorporated Windows Media Audio, or WMA, as a feature on this product. The reduction in audio codec revenues from 2001 to 2002 resulted from our strategic decision to focus on leading PC manufacturers and their ODMs and to deemphasize sales to sound card manufacturers. This strategic change resulted in a decrease in revenues for these products but an increase in both gross profit and gross margin for audio codecs from 2001 to 2002.

Sales to Holystone were 35.0% of revenues during the year ended December 31, 2002 and increased from 2001 due to stronger demand for our portable audio SoCs and stronger demand for our audio codecs from PC manufacturers and their ODMs. Sales to Creative Technology, an affiliate, were 21.2% of revenues during the year ended December 31, 2002 and decreased from the year ended December 31, 2001 due to a reduction in sales of their sound cards, which include our audio codecs.

Gross Profit. Gross margin was 36.5% for the year ended December 31, 2002 compared to 2.8% for the year ended December 31, 2001. The increase in gross margin was primarily due to increased sales of our portable audio SoCs and USB peripheral ICs, as well as a significant improvement in gross margin from audio codecs. In 2001, our revenues and gross margins were primarily from sales of audio codecs at reduced margins, as we had a significant amount of these products in inventory at the end of 2000.

Research and Development. Research and development expenses decreased to $12.0 million, or 38.6% of revenues, for the year ended December 31, 2002 from $13.7 million, or 56.1% of revenues, for the year ended December 31, 2001. This decrease was primarily due to decreases in personnel related to the development of our ADSL SoC and other engineering personnel reductions, which resulted in cost savings recognized in the period of $1.2 million. There was no formal restructuring plan related to these personnel reductions. We also decreased our software maintenance costs resulting in cost savings realized during the year ended December 31, 2002 of $0.3 million.

Selling, General, and Administrative. Selling, general, and administrative expenses decreased to $5.0 million, or 16.1% of revenues, for the year ended December 31, 2002 from $6.6 million, or 27.0% of revenues, for the year ended December 31, 2001. This decrease was primarily due to reductions in personnel that began in the second quarter of 2001, including severance costs paid during the year ended December 31, 2001 of $0.4 million, and decreases in other operating costs, partially offset by increases in commissions paid to independent sales representatives. The decrease in these costs as a percentage of revenues was due to reductions in force that affected all areas of the organization, including management, administrative, sales and marketing personnel and other cost reduction efforts such as our sublease of excess office space. The cost savings realized in the period from the reductions in force were $0.9 million and from the sublease of office space were $0.5 million. The amount of accrued and unpaid severance as of December 31, 2001 was $44,000 which was paid in the first quarter of 2002.

Litigation Settlements. In February 2001, we filed suit against a former legal counsel, alleging breach of fiduciary duty and professional negligence. We entered into a settlement agreement to resolve the suit effective November 8, 2001 and recognized a one-time gain of $3.0 million.

Interest Expense. Interest expense increased to $2.7 million for the year ended December 31, 2002 from $1.9 million for the year ended December 31, 2001. This increase was primarily due to higher levels of debt outstanding during 2002 compared to 2001 as well as increased non-cash interest charges related to warrants issued to investors for their guarantee of certain of our indebtedness.

Liquidity and Capital Resources

As of December 31, 2003, we had $111.3 million in cash, cash equivalents and short-term investments. On September 19, 2003, we completed an initial public offering of approximately 7.4 million shares of our common stock resulting in net proceeds to us of approximately $101.4 million.

Net cash provided by operating activities was $12.3 million for the year ended December 31, 2003, while our operating activities used cash in the amount of $4.2 million and $6.3 million during the years ended December 31, 2002 and 2001, respectively. The improvement in our operating cash flows is the result of increased revenue and net income. Our inventories increased $4.2 million and $1.6 million during the years ended December 31, 2003 and 2002, respectively, and decreased $6.5 million during the year ended December 31, 2001. Our finished goods inventory increased $3.2 million and $1.7 million during the years ended December 31, 2003 and 2002, respectively, to enable us to meet increased customer demand for our products. Our reserve for slow-moving and obsolete inventory as a percentage of total inventory was 12.5% and 5.0% as of December 31, 2003 and 2002, respectively. We monitor and analyze our inventory for obsolescence and adjust this reserve accordingly. Our accounts receivable increased $11.1 million and $1.3 million during the years ended December 31, 2003 and 2002, respectively. These changes are due to fluctuations in revenues and the timing of customer payments. Our accounts payable increased $4.5 million and $0.5 million during the years ended Decembers 31, 2003 and 2002, respectively. These changes are due to the timing of payments to suppliers. Our deferred revenue increased $3.2 million during the year ended December 31, 2003 due to increases in our products held at distributors to enable them to meet increased customer demand for our products.

Our investing activities used cash of $52.9 million and $1.5 million during the years ended December 31, 2003 and 2002, respectively. Our investing activities provided cash of $0.3 million during the year ended December 31, 2001. Investing activities primarily represented purchases of capital equipment, investments in short-term marketable securities, proceeds from sales of testing equipment, and proceeds from maturities of restricted investments related to deposits for real estate leases. We received $0.2 million during the year ended December 31, 2001 from the sale of equipment to Metanoia.

Capital expenditures were $3.6 million, $1.7 million and $0.8 million during the years ended December 31, 2003, 2002 and 2001, respectively. These expenditures were for the purchase of design software and engineering tools and other computer equipment and software. We purchased certain intellectual property from a third party during the third quarter of 2003 that resulted in cash expenditures of $0.8 million in the fourth quarter of 2003. Research and development resources are required to develop and expand our core technologies and proprietary product offerings. Our research and development expenses were $17.9 million, $11.9 million and $13.7 million during the years ended December 31, 2003, 2002 and 2001, respectively. These expenditures resulted in the enhancement of our product offerings, technological know how and inventions that have yielded several U.S. patents and pending U.S. patents. We expect to continue to incur significant research and development expenses and will fund these expenses with operating cash flow and existing cash balances.

Our financing activities provided $99.5 million, $2.3 million and $9.4 million during the years ended December 31, 2003, 2002 and 2001, respectively. Financing activities primarily represented proceeds from the issuance of common stock and convertible preferred stock, proceeds from long-term debt, and proceeds and repayments under our revolving line of credit during the years ended December 31, 2002 and 2001. During the first quarter of 2003, we received proceeds of $8.1 million from the issuance of convertible preferred stock. A substantial portion of these proceeds was used to pay down and refinance our bank credit facility. On September 18, 2003, we completed our initial public offering and received $101.4 million of net offering proceeds. We used a portion of the net proceeds to repay outstanding term debt of $4.2 million and pay a litigation settlement obligation totaling $4.5 million. The remaining net proceeds in addition to our existing cash balances were invested in short-term, investment grade, interest bearing instruments, pending their use to fund working capital and capital expenditures as required.

The fair value of our investments in marketable securities at December 31, 2003 was $49.4 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

Our bank credit facility includes a revolving line of credit available for borrowings and letters of credit of up to the lesser of $8.0 million or 80% of eligible accounts receivable. The bank credit facility is secured by our accounts receivable, inventories, capital equipment and all other unsecured assets. Our bank facility prohibits the payment of dividends and requires the maintenance of a certain tangible net worth and compliance with financial ratios. We were in compliance with such covenants at December 31, 2003. As of December 31, 2003, a letter of credit for $1.1 million related to our building lease was outstanding under the revolving line of credit and $6.9 million was available for future borrowings under the facility.

The following table describes our commitments to settle contractual obligations in cash as of December 31:

	Amount of Commitment Maturing by Year
	Total	2004	2005	2006	2007	2008	Beyond
Operating leases	$4,434	$1,462	$1,489	$1,301	$182	$—	$—
Capital leases	132	62	63	7	—	—	—
Long-term debt	—	—	—	—	—	—	—
Purchase obligations	9,754	9,754	—	—	—	—	—

Total commitments	$14,320	$11,278	$1,552	$1,308	$182	$—	$—

We believe our existing cash balances and short-term investments, together with our bank credit facility and cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible accounts receivable, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because this can vary in each situation, actual results may differ from the estimates under different assumptions and conditions.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our financial statements.

Revenue Recognition. We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B (“SAB 101”) and SAB 104, Revenue Recognition. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the fee charged for products delivered and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely impacted.

Revenues from product sales to customers other than distributors are recognized upon shipment and reserves are provided for estimated allowances. We defer recognition of revenues on sales to distributors with rights of return and price protection until our product has been sold by the distributor to their customers.

Short-term Investments. Short-term investments consist of corporate, state and municipal securities with readily determinable fair market values and original maturities in excess of three months. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investments are classified as “available-for-sale” and accordingly are reported at fair value, with unrealized gains and losses, if material, reported as a component of stockholder’s equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income.

Inventory Valuation. We value our inventory at the lower of the actual costs of our inventory or its current estimated market value. We record inventory provisions for estimated obsolescence or unmarketable inventories based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory provisions may be required.

Accounting for Stock-Based Compensation. Our stock-based employee compensation plans are described more fully in Note 11 to the financial statements. We account for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. We amortize stock-based compensation over the vesting periods of the related options, which are generally either four or five years, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25.

We have recorded deferred stock-based compensation representing the difference between the deemed fair value of our common stock for accounting purposes and the option exercise price. We determined the deemed fair value of our common stock based upon several factors, including trends in the broad market for technology stocks and the expected valuation we would obtain in an initial public offering. Had different assumptions or criteria been used to determine the deemed fair value of our common stock, materially different amounts of stock-based compensation could have been reported.

Pro forma information regarding net income (loss) attributable to common stockholders and net income (loss) per share attributable to common stockholders is required in order to show our net income (loss) as if we had accounted for employee stock options under the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. This information is contained in Note 2 to our financial statements. The fair value of options and shares issued pursuant to our option plan at the grant date were estimated using the Black-Scholes option-pricing model.

Impairment of Long-lived Assets. We evaluate long-lived assets held and used by us for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002 and the adoption of SFAS No. 146 did not have a material impact on our financial position, results of operations or cash flows.

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), was issued in November 2002. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to certain guarantees issued by us before December 31, 2002. We adopted FIN 45 disclosure requirements as of December 31, 2002. The adoption of the provisions for recognition and initial measurement did not have a material impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. We have adopted the transition and annual disclosure requirements of SFAS No. 148 which are effective for fiscal years ending after December 15, 2002 and have elected to continue to account for employee stock options under APB Opinion No. 25. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002. The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue

No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. In 2003, the adoption of EITF Issue No. 00-21 did not have a material impact on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In 2003, the adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments that are settled in cash, including certain types of mandatorily redeemable securities, be classified as liabilities rather than as equity or temporary equity. SFAS No. 150 becomes effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of this standard did not have a material effect on our financial position, results of operations or cash flows.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our results of operations, financial position or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk The primary objective of our investment activities is to preserve principal while maximizing the income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. As of December 31, 2003, all of our investments were in money market accounts or investment grade securities.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our bank credit facility. See Note 8 of the notes to our financial statements. As of December 31, 2003, this facility provides for borrowings up to $8.0 million. At December 31, 2003, there were no balances outstanding under this facility. The advances under this facility bear a variable interest rate based on the prime rate. The risk associated with fluctuating interest expense is limited to this debt instrument and we do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

Item 8. Financial Statements and Supplementary Data

The Financial Statements required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

The following tables set forth our unaudited quarterly statements of operations for each of the eight quarters ended December 31, 2003, as well as such data expressed as a percentage of our revenues for the quarters presented. We have prepared the unaudited information on the same basis as our audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future periods.

	Three Months Ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
	(in thousands, except share data)
Statements of Operations Data:
Revenues, net	$34,971	$32,706	$19,672	$12,876	$11,948	$9,827	$3,934	$5,208
Gross profit	17,676	15,718	8,802	5,538	5,461	4,071	562	1,193
Research and development	5,377	4,674	4,154	3,662	3,182	2,958	2,918	2,869
Selling, general and administrative	3,213	2,716	2,717	1,538	1,432	1,224	1,180	1,133
Amortization of deferred stock-based compensation	919	1,860	889	239	7	8	7	7
Litigation settlements	—	4,500	—	—	—	—	—	—
Total operating expenses	9,509	13,750	7,760	5,439	4,621	4,201	4,105	4,009
Operating income (loss)	8,167	1,968	1,042	99	840	(130)	(3,543)	(2,816)
Net income (loss)	8,157	1,682	765	(615)	117	(844)	(4,155)	(3,397)
Net income (loss) attributable to common stockholders	8,157	1,169	686	(8,791)	38	(923)	(4,234)	(3,476)
Basic net income (loss) attributable to common stockholders per share	$0.24	$0.15	$0.12	$(1.50)	$0.01	$(0.16)	$(0.72)	$(0.60)
Diluted net income (loss) attributable to common stockholders per share	$0.21	$0.04	$0.03	$(1.50)	$0.00	$(0.16)	$(0.72)	$(0.60)
Basic weighted-average number of shares used in per share calculations	34,109,901	7,733,292	5,853,738	5,845,938	5,875,140	5,863,665	5,828,972	5,776,326
Diluted weighted-average number of shares used in per share calculations	38,289,376	29,536,606	30,142,756	5,845,938	15,250,368	5,863,665	5,828,972	5,776,326
As a Percentage of Revenues:
Revenues, net	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	50.5	48.1	44.7	43.0	45.7	41.4	14.3	22.9
Research and development	15.4	14.3	21.1	28.4	26.6	30.1	74.2	55.1
Selling, general and administrative	9.2	8.3	13.8	11.9	12.0	12.5	30.0	21.8
Amortization of deferred stock-based compensation	2.6	5.7	—	—	—	—	—	—
Litigation settlements	—	13.8	—	—	—	—	—	—
Total operating expenses	27.2	42.0	39.4	42.2	38.7	42.7	104.3	77.0
Operating income (loss)	23.4	6.0	5.3	0.8	7.0	(1.3)	(90.1)	(54.1)
Net income (loss)	23.3	5.1	3.9	(4.8)	1.0	(8.6)	(105.6)	(65.2)
Net income (loss) attributable to common stockholders	23.3	3.6	3.5	(68.3)	0.3	(9.4)	(107.6)	(66.7)

Item 9. Changes in and and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2003 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to December 31, 2003.

PART III

Certain information required by Part III is omitted from this report because we intend to file a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned “Proposal 1- Election of Directors”, “Executive Compensation” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934.”

Item 11. Executive Compensation

The information under the caption “Executive Compensation” appearing in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information under the captions “Ownership of Securities” and “Equity Compensation Plan Information” appearing in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information under the captions “Certain Transactions” appearing in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information related to audit fees and services appearing in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

See Index to Financial Statements at page F-1 of this Form 10-K and the Financial Statements and Notes thereto at pages F-2 through F-23 of this Form 10-K.

2. Schedules

See Schedule II – Valuation and Qualifying Accounts at page S-1.

3. Exhibits

The exhibits listed on the accompanying index to exhibits in Item 15(c) below are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b) Reports on Form 8-K

During the fourth quarter of fiscal 2003, we filed a Form 8-K on October 29, 2003 providing the press release describing our results of operations for the fiscal quarter ended September 30, 2003.

(c) Exhibits

Exhibit Number
3.1	(1)	Second Restated Certificate of Incorporation of SigmaTel, Inc.

3.2	(2)	Amended and Restated Bylaws of SigmaTel, Inc.

4.1	(2)	Specimen certificate for shares of common stock

10.1	(2)	SigmaTel 1995 Stock Option/Stock Issuance Plan, as amended to date

10.2	(2)	SigmaTel 2003 Equity Incentive Plan

10.3	(2)	SigmaTel Employee Stock Purchase Plan

10.4	(2)	Second Amended and Restated Investors’ Rights Agreement dated August 15, 2000, by and among SigmaTel and certain holders of preferred stock or common stock

10.5	(2)	First Amendment to Second Amended and Restated Investors’ Rights Agreement dated November 17, 2000, by and between SigmaTel and Cirrus Logic, Inc.

10.6	(2)	Second Amendment to Second Amended and Restated Investors’ Rights Agreement dated July 1, 2003, by and between SigmaTel and certain holders of preferred or common stock.

10.7	(2)	Lease Agreement effective August 6, 1999, by and between SigmaTel and Desta Two Partnership Ltd.

10.8	(2)	Amendment No. 1 to Lease Agreement, effective January 1, 2000, by and between SigmaTel and Desta Two Partnership Ltd.

10.9	(2)	Sublease dated July 16 2001, by and between SigmaTel and Texas Networking, Inc.

10.10	(2)	Office Building Lease Agreement dated June 12, 2000, by and between SigmaTel and BC Plaza II/III Ltd.

10.11	(2)	Amended and Restated Loan and Security Agreement dated March 4, 2003, by and between SigmaTel and Silicon Valley Bank

10.12	(2)	Executive Employment Agreement dated as of March 26, 2001 by and between Ronald Edgerton and SigmaTel

10.13	(2)	Employment Agreement dated as of January 19, 2001 by and between Alan Green and SigmaTel

10.14	(2)	Form of notes convertible into Series I Preferred Stock ($6.3 million total principal amount issued)

10.15	(2)	Form of Indemnification Agreement for directors and officers

10.16	(3)	Executive Employment Agreement dated as of May 20, 2003 by and between Ross Goolsby and SigmaTel

23.1		Consent of PricewaterhouseCoopers LLP, Independent Accountants

Exhibit Number

31.01		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(1)	Incorporated by reference to Exhibit 3.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.

(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-112280), filed with the Securities and Exchange Commission on January 28, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 17, 2004.

SIGMATEL, INC.

By:	/s/ RONALD P. EDGERTON

Ronald P. Edgerton President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ RONALD P. EDGERTON Ronald P. Edgerton	President and Chief Executive Officer (principal executive officer)	February 17, 2004

/s/ ROSS A. GOOLSBY Ross A. Goolsby	Vice President of Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)	February 17, 2004

/s/ ALEXANDER M. DAVERN Alexander M. Davern	Director	February 17, 2004

/s/ JOHN A. HIME John A. Hime	Director	February 17, 2004

/s/ KENNETH P. LAWLER Kenneth P. Lawler	Director	February 17, 2004

/s/ C. HOCK LEOW C. Hock Leow	Director	February 17, 2004

/s/ WILLIAM P. OSBORNE William P. Osborne	Director	February 17, 2004

SigmaTel, Inc.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of SigmaTel, Inc.

In our opinion, the accompanying balance sheets and the related statements of operations, of changes in stockholders’ equity (deficit) and of cash flows present fairly, in all material respects, the financial position of SigmaTel, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Austin, Texas

January 28, 2004

SigmaTel, Inc.

Balance Sheets

(in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$61,841	$2,859
Short-term investments	49,420	—
Restricted short-term investments	—	130
Accounts receivable, net	15,989	4,839
Inventories, net	9,904	5,740
Prepaid expenses and other assets	1,333	575

Total current assets	138,487	14,143
Property, equipment and software, net	3,792	4,152
Intangible assets, net	4,476	—
Other assets	122	234

Total assets	$146,877	$18,529

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,466	$5,285
Accrued payroll	870	253
Other accrued expenses	2,561	667
Deferred revenue	3,645	459
Current portion of capital lease obligations	48	17
Revolving line of credit	—	8,512

Total current liabilities	20,590	15,193
Convertible notes payable	—	7,419
Capital lease obligations, net of current portion	63	18
Other liabilities	116	123

Total liabilities	20,769	22,753

Commitments and contingencies (Note 13)
Redeemable convertible preferred stock, $0.01 par value; 30,000,000 shares authorized; shares issued and outstanding: none in 2003 and 14,864,783 in 2002; liquidation value: none and $41,337, respectively	—	40,761
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 170,000,000 shares authorized; shares issued and outstanding: 34,270,961 and 34,181,005 in 2003, 5,990,628 and 5,900,672 in 2002, respectively	3	1
Additional paid-in capital	173,737	9,181
Notes receivable from stockholders	(115)	(289)
Deferred stock-based compensation	(3,678)	(50)
Treasury stock, 89,956 common shares at cost	(741)	(741)
Accumulated deficit	(43,098)	(53,087)

Total stockholders’ equity (deficit)	126,108	(44,985)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$146,877	$18,529

The accompanying notes are an integral part of these financial statements.

SigmaTel, Inc.

Statements of Operations

(in thousands, except share data)

	Year Ended December 31,
	2003	2002	2001
Revenues, net	$100,225	$30,917	$24,380
Cost of goods sold(1)	52,491	19,630	23,688

Gross profit	47,734	11,287	692

Operating expenses:
Research and development(1)	17,867	11,927	13,678
Selling, general and administrative(1)	10,184	4,969	6,572
Amortization of deferred stock-based compensation	3,907	29	95
Litigation settlements (Note 13)	4,500	—	(3,000)
Loss (gain) on sale of assets	—	11	(10)

Total operating expenses	36,458	16,936	17,335

Operating income (loss)	11,276	(5,649)	(16,643)
Other income (expense):
Interest income	296	42	166
Interest expense	(1,250)	(2,672)	(1,900)

Income (loss) before income taxes	10,322	(8,279)	(18,377)
Income taxes	333	—	—

Net income (loss)	9,989	(8,279)	(18,377)
Deemed dividends on preferred stock	(8,768)	(316)	(316)

Net income (loss) attributable to common stockholders	$1,221	$(8,595)	$(18,693)

Basic net income (loss) attributable to common stockholders per share	$0.09	$(1.47)	$(3.34)
Diluted net income (loss) attributable to common stockholders per share	$0.04	$(1.47)	$(3.34)
Weighted-average number of shares used in basic net income (loss) attributable to common stockholders per share calculations	13,449,687	5,836,026	5,597,511
Weighted-average number of shares used in diluted net income (loss) attributable to common stockholders per share calculations	31,086,166	5,836,026	5,597,511

(1)	Amounts exclude amortization of deferred stock-based compensation as follows:

	Year Ended December 31,
	2003	2002	2001
Cost of goods sold	$129	$—	$—
Research and development	1,853	29	95
Selling, general and administrative	1,925	—	—

Total	$3,907	$29	$95

The accompanying notes are an integral part of these financial statements.

SigmaTel, Inc.

Statements of Changes In Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock-Based Compensation	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2000	6,295,353	$1	$7,808	$(2,443)	$(176)	$(611)	$(26,431)	$(21,852)
Issuance of common stock upon exercise of options	446,667	—	15	—	—	—	—	15
Repurchase of 758,144 shares of common stock	—	—	—	2,085	—	(2,138)	—	(53)
Deferred stock-based compensation	—	—	27	—	(27)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	95	—	—	95
Warrants issued in connection with financing	—	—	2,843	—	—	—	—	2,843
Retirement of treasury stock	(144,122)	—	(140)	—	—	140	—	—
Interest on amounts receivable from stockholders	—	—	—	(41)	—	—	—	(41)
Payment of amounts receivable from stockholders	—	—	—	121	—	—	—	121
Deemed dividends on redeemable convertible preferred stock	—	—	(316)	—	—	—	—	(316)
Net loss	—	—	—	—	—	—	(18,377)	(18,377)

Balance, December 31, 2001	6,597,898	1	10,237	(278)	(108)	(2,609)	(44,808)	(37,565)
Issuance of common stock upon exercise of options	7,419	—	13	—	—	—	—	13
Repurchase of 1,433 shares of common stock	—	—	—	—	—	(1)	—	(1)
Deferred stock-based compensation	—	—	(29)	—	29	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	29	—	—	29
Warrants issued to a customer	—	—	973	—	—	—	—	973
Issuance of common stock for software licenses	33,333	—	100	—	—	—	—	100
Warrants issued in connection with financing	—	—	72	—	—	—	—	72
Retirement of treasury stock	(648,022)	—	(1,869)	—	—	1,869	—	—
Interest on amounts receivable from stockholder	—	—	—	(15)	—	—	—	(15)
Payment of amounts receivable from stockholder	—	—	—	4	—	—	—	4
Deemed dividends on redeemable convertible preferred stock	—	—	(316)	—	—	—	—	(316)
Net loss	—	—	—	—	—	—	(8,279)	(8,279)

Balance, December 31, 2002	5,990,628	1	9,181	(289)	(50)	(741)	(53,087)	(44,985)
Issuance of common stock upon initial public offering, net of issuance costs of $1,664	7,383,917	—	101,361	—	—	—	—	101,361
Issuance of common stock upon exercise of options	227,257	—	307	—	—	—	—	307
Conversion of redeemable convertible preferred stock to common stock	19,177,818	2	49,526	—	—	—	—	49,528
Conversion of convertible notes payable to common stock	1,022,102	—	6,382	—	—	—	—	6,382
Issuance of common stock upon net exercise of warrants	471,906	—	—	—	—	—	—	—
Payment of amounts receivable from stockholder	—	—	—	181	—	—	—	181
Interest on amounts receivable from stockholder	—	—	—	(11)	—	—	—	(11)
Repurchase and cancellation of 2,667 shares of common stock	(2,667)	—	(4)	4	—	—	—	—
Deferred stock-based compensation	—	—	7,665	—	(7,535)	—	—	130
Amortization of deferred stock-based compensation	—	—	—	—	3,907	—	—	3,907
Deemed dividends on redeemable convertible preferred stock	—	—	(681)	—	—	—	—	(681)
Net income	—	—	—	—	—	—	9,989	9,989

Balance, December 31, 2003	34,270,961	$3	$173,737	$(115)	$(3,678)	$(741)	$(43,098)	$126,108

The accompanying notes are an integral part of these financial statements.

SigmaTel, Inc.

Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$9,989	$(8,279)	$(18,377)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,471	2,593	2,826
Loss (gain) on sale of assets	—	11	(10)
Amortization of deferred stock-based compensation	3,907	29	95
Other non-cash expenses	1,016	3,081	3,554
Changes in assets and liabilities:
Accounts receivable, net	(11,149)	(1,317)	6,105
Inventories, net	(4,165)	(1,594)	6,466
Prepaid expenses and other assets	(1,042)	315	584
Accounts payable	4,546	484	(6,604)
Accrued expenses	2,518	429	(904)
Deferred revenue and other	3,236	66	(38)

Net cash provided by (used in) operating activities	12,327	(4,182)	(6,303)

Cash flows from investing activities:
Proceeds from maturities of restricted investments	130	130	490
Purchases of short-term investments	(49,420)	—	—
Proceeds from sales of assets	—	—	552
Purchases of property, equipment, software and intangible assets	(3,581)	(1,675)	(771)

Net cash provided by (used in) investing activities	(52,871)	(1,545)	271

Cash flows from financing activities:
Proceeds from long-term debt	5,150	—	5,039
Proceeds (repayments) under revolving line of credit, net	(8,923)	2,920	6,597
Repayments of long-term debt	(5,000)	(618)	(2,223)
Payments of capital lease obligations	(76)	(40)	(131)
Payments of interest on convertible notes payable	(1,564)	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	8,090	—	—
Proceeds from amounts receivable from stockholders	181	4	121
Proceeds from issuance of common stock, net of issuance cost	101,668	13	15
Purchases of treasury stock	—	(1)	(53)

Net cash provided by financing activities	99,526	2,278	9,365

Net increase (decrease) in cash and cash equivalents	58,982	(3,449)	3,333
Cash and cash equivalents, beginning of year	2,859	6,308	2,975

Cash and cash equivalents, end of year	$61,841	$2,859	$6,308

The accompanying notes are an integral part of these financial statements.

SigmaTel, Inc.

Notes to Financial Statements

1. Organization

SigmaTel, Inc. (the “Company” or “SigmaTel”) was incorporated on December 28, 1993. The Company is a fabless designer of analog-intensive mixed-signal integrated circuits headquartered in Austin, Texas.

On September 11, 2003, the Company completed a one-for-three reverse stock split of the Company’s outstanding common stock. All share and per share amounts have been retroactively restated in the accompanying financial statements and notes for all periods presented to reflect the reverse stock split.

SigmaTel, Inc. was incorporated in Texas in 1993 and changed its state of incorporation to Delaware in August 2003 by merging into a wholly owned subsidiary. As a result of the merger, that subsidiary succeeded to all rights and obligations of the Texas corporation, and the Texas corporation ceased to exist. Prior to the merger, the Delaware subsidiary conducted no operations and had no assets or liabilities other than $1,000 of cash contributed to it by the Texas corporation. As a result of the reincorporation, the Company is authorized to issue 170,000,000 shares of $0.0001 par value Common Stock and 30,000,000 shares of $0.01 par value Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The par value of the Preferred Stock and shares of Common Stock and Preferred Stock authorized in the balance sheets at December 31, 2003 and 2002 and in the statements of stockholders’ equity (deficit) for the three years ended December 31, 2003, 2002 and 2001 have been retroactively adjusted to reflect the reincorporation.

On September 18, 2003, the Securities and Exchange Commission declared effective the Company’s first registration statement, which the Company filed on Form S-1 (Registration No. 333-106796) under the Securities Act of 1933 in connection with the initial public offering of its common stock. Under this registration statement, the Company registered 11,500,000 shares of its common stock, including 1,500,000 shares subject to the underwriters’ overallotment option (which was exercised in full), with a public offering price of $15.00 per share and aggregate proceeds of approximately $172,500,000. The Company registered 7,383,917 of these shares on its behalf and 4,116,083 shares on behalf of certain stockholders of the Company.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair values of the Company’s cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate carrying values due to their short maturities.

SigmaTel, Inc.

Notes to Financial Statements—(Continued)

Risks and Uncertainties and Concentrations of Credit Risk

The Company’s operating results are significantly dependent on its ability to market and develop products. The inability of the Company to successfully develop and market its products as a result of competition or other factors would have a material adverse affect on the Company’s business, financial condition and results of operations.

The majority of the Company’s products are currently manufactured by three companies in Asia. The Company does not have long-term agreements with any of these suppliers. A manufacturing disruption experienced by one or more of these manufacturing entities would impact the production of the Company’s products for a substantial period of time which could have a material adverse effect on its business, financial condition and results of operations. The Company’s customers are mainly in Asia, the United States of America and Europe.

	Customers That Accounted For Greater Than 10% of Accounts Receivable, net		Customers That Accounted For Greater Than 10% of Revenues, net
	December 31,		Year Ended December 31,
	2003	2002	2003	2002	2001
Customer A (an affiliate)	34%	23%	14%	21%	37%
Customer B	17%	21%	32%	35%	28%
Customer C	—	—	—	—	14%
Customer D	14%	21%	11%	—	—
Customer E	14%	—	—	—	—

As of December 31, 2003 and 2002, the Company had an allowance for doubtful accounts of $0.4 million and zero, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company is exposed to credit risk in the event of default by the financial institutions and issuers of the investments. The Company maintains cash and cash equivalent balances in highly rated financial institutions and has not experienced any material losses relating to any cash or cash equivalents.

Short-term Investments

Short-term investments consist of corporate, state and municipal securities with readily determinable fair market values and original maturities in excess of three months. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company’s investments are classified as “available-for-sale” and accordingly are reported at fair value, with unrealized gains and losses, if material, reported as a component of stockholder’s equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income.

SigmaTel, Inc.

Notes to Financial Statements—(Continued)

Inventories

Inventories are stated at the lower of cost (approximate costs are determined on a first-in, first-out basis) or market. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.

Property, Equipment and Software

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Amortization of assets under capital leases is included in depreciation and is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

Purchased software is capitalized and stated at cost and depreciated using the straight-line method over the estimated useful life of the software.

Upon disposal of assets, related accumulated depreciation is removed from the accounts and the related gain or loss is included in operations. Repairs and maintenance costs are expensed as incurred.

Impairment of Long-lived Assets

The Company evaluates long-lived assets held and used by the Company for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.

Intangible Assets

Intangible assets consist of licenses to use intellectual property in manufacturing and patents. Intangible assets are recorded at cost and amortized over the shorter of the contractual life or the estimated useful life, which is generally between five to seven years.

Treasury Stock

The Company has repurchased shares of its common stock which have been held as treasury stock. The Company accounts for treasury stock under the cost method. Upon the retirement of treasury stock shares, the par value and any related additional paid-in capital are removed from the accounts.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Revenue Recognition

Revenues from product sales are recognized upon shipment, provided title is transferred, prices are fixed, and collection is deemed probable. Revenues primarily consist of product sales to distributors. Revenues and

SigmaTel, Inc.

Notes to Financial Statements—(Continued)

related costs of goods sold on sales to distributors with rights of return and price protection on products unsold are deferred and subsequently recognized upon sell-through to their end customer.

Sales Returns and Product Warranty

The Company may provide replacements for products which its customers purchased and which have been authorized for return. Warranty returns have been infrequent, and relate to defective or off-specification parts. The Company records an allowance for sales returns, based on evaluations of returns experience and revenues, to provide for the anticipated costs associated with product returns. To date, the Company has not experienced significant costs associated with warranty returns.

Shipping and Handling Costs

Costs of shipping and handling for delivery of the Company’s products that are reimbursed by its customers are recorded as revenue in the statement of operations. Shipping and handling costs are charged to cost of goods sold as incurred.

Accounting for Stock-Based Compensation

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation No. 44, Emerging Issues Task Force (“EITF”) Issue No. 00-23, and related interpretations. The Company accounts for equity awards issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and related interpretations. The following table illustrates the effect on net loss as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except share data):

	Year Ended December 31,
	2003	2002	2001
Net income (loss) attributable to common stockholders, as reported	$1,221	$(8,595)	$(18,693)
Add: Stock-based employee compensation expense recognized in net income (loss) attributable to common stockholders	3,657	4	6
Deduct: Stock-based employee compensation expense determined under the fair value based method for all employee awards	(3,456)	(931)	(837)

Proforma net income (loss) attributable to common stockholders	$1,422	$(9,522)	$(19,524)

Pro forma basic net income (loss) attributable to common stockholders per share	$0.11	$(1.63)	$(3.48)

Pro forma diluted net income (loss) attributable to common stockholders per share	$0.05	$(1.63)	$(3.48)

Research and Development

Costs for research and development of the Company’s products are expensed as incurred.

SigmaTel, Inc.

Notes to Financial Statements—(Continued)

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Total advertising and promotional expenses were approximately $0.2 million, $0.3 million and $0.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity (deficit) during a period from non-owner sources. For the years ended December 31, 2003, 2002 and 2001, there were no differences between the Company’s net income (loss) and its comprehensive income (loss).

Net Income (loss) per Share

Basic net income (loss) attributable to common stockholders per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) attributable to common stockholders per share is computed giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and redeemable convertible preferred stock.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) attributable to common stockholders per share follows (in thousands, except share data):

	Year Ended December 31,
	2003	2002	2001
Numerator:
Net income (loss) attributable to common stockholders	$1,221	$(8,595)	$(18,693)

Denominator:
Weighted-average common stock outstanding	13,505,738	5,886,097	6,064,154
Less: weighted-average shares subject to repurchase	(56,051)	(50,071)	(466,643)

Weighted-average shares used in computing basic net income (loss) attributable to common stockholders per share	13,449,687	5,836,026	5,597,511
Dilutive potential common shares used in computing diluted net income (loss) attributable to common stockholders per share	17,636,479	—	—

Total weighted-average number of shares used in computing diluted net income (loss) attributable to common stockholders per share	31,086,166	5,836,026	5,597,511

SigmaTel, Inc.

Notes to Financial Statements—(Continued)

The following outstanding options, common stock subject to repurchase, redeemable convertible preferred stock and warrants were excluded from the computation of diluted net income (loss) per share as they had an antidilutive effect:

	Year Ended December 31,
	2003	2002	2001
Options to purchase common stock	22,595	2,081,375	1,617,008
Common stock subject to repurchase	—	50,071	466,643
Redeemable convertible preferred stock	—	9,230,761	9,253,257
Warrants	—	1,552,244	1,031,661

Included in the calculation of net income (loss) attributable to common stockholders are deemed dividends of $8.8 million, $0.3 million and $0.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, related to the issuance of the Company’s Series F, H and J Preferred Stock.

Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. SFAS No. 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. SFAS No. 146 was effective for exit or disposal activities initiated after December 31, 2002 and the adoption of SFAS No. 146 did not have a material impact on the Company’s financial position, results of operations or cash flows.

FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), was issued in November 2002. FIN 45 requires that upon issuance of a guarantee, the guarantor must disclose and recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for interim and annual periods ending after December 15, 2002, and are applicable to certain guarantees issued by the Company before December 31, 2002. The Company adopted FIN 45 disclosure requirements as of December 31, 2002. The adoption of the provisions for recognition and initial measurement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002 and have been adopted by the Company, which has elected to continue to account for employee stock options under APB Opinion No. 25. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the

SigmaTel, Inc.

Notes to Financial Statements—(Continued)

delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. In 2003, the adoption of EITF Issue No. 00-21 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments that are settled in cash, including certain types of mandatorily redeemable securities, be classified as liabilities rather than as equity or temporary equity. SFAS No. 150 becomes effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, Revenue Recognition, in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company’s results of operations, financial position or cash flows.

3. Short-term Investments

Short-term investments at December 31, 2003 and 2002, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $49.4 million and zero, respectively. The fair value of these instruments are based on market interest rates and other market information available to management as of each balance sheet date presented and was not materially different than the aggregate cost.

Short-term investments consist of the following (in thousands):

	December 31,
	2003	2002
Available-for-sale securities:
Commercial paper	$19,949	$—
Auction rate preferreds	44,300	—
Corporate Notes	5,120	—

Total investments	69,369	—
Less cash equivalents	(19,949)	—

	$49,420	$—

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at cost, which is not

SigmaTel, Inc.

Notes to Financial Statements—(Continued)

materially different than market value. $19.9 million of total liquid investments mature within three months, $5.1 million mature beyond one year and within five years and $44.3 million mature beyond five years, but have interest reset maturities of less than thirty days.

4. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2003	2002
Work in process	$3,342	$2,329
Finished goods	6,562	3,411

	$9,904	$5,740

At December 31, 2003 and 2002, the Company’s reserve for slow-moving and obsolete inventory was approximately $1.4 million and $0.3 million, respectively.

5. Property, Equipment and Software

Property, equipment and software is comprised of the following (in thousands):

	Estimated Useful Lives in Years	December 31,
		2003	2002
Computers and equipment	2-3	$4,801	$4,979
Furniture and fixtures	5	1,646	1,380
Purchased software	3	5,905	5,578

		12,352	11,937
Less—accumulated depreciation and amortization		(8,560)	(7,785)

		$3,792	$4,152

At December 31, 2003 and 2002, property, equipment and software under capital leases consist of equipment and furniture and fixtures of approximately $0.3 million and $0.2 million, respectively. Accumulated amortization for equipment and furniture and fixtures under capital leases totaled approximately $0.1 million and $0.1 million as of December 31, 2003 and 2002, respectively.

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was approximately $3.1 million, $2.6 million and $2.8 million, respectively.

6. Intangible Assets

Intangible assets subject to amortization expense relate to licenses to use intellectual property in manufacturing and patents. The Company purchased certain intellectual property from third parties during the year ended December 31, 2003. Intangible assets consist of the following (in thousands):

	December 31,
	2003	2002
Intangible assets subject to amortization:
Gross carrying amount	$4,712	$—
Accumulated amortization	(236)	—

	$4,476	$—

SigmaTel, Inc.

Notes to Financial Statements—(Continued)

Intangible asset amortization expense for the year ended December 31, 2003 was $0.2 million and estimated aggregate intangible asset amortization expense for each of the fiscal years 2004 through 2008 is $0.9 million. The weighted average amortization period for intangible assets is five years.

7. Line of Credit

On May 8, 2000, the Company entered into a one-year credit agreement (the “Credit Agreement”) with a bank that allowed for a revolving line of credit with borrowings of up to $6.5 million. On April 9, 2001, the Credit Agreement was amended to increase the maximum borrowing amount to $8.0 million and to extend the maturity date of the revolving line of credit to April 8, 2003. During 2001, certain investors of the Company guaranteed the Company’s line of credit up to $5.0 million. In consideration for the guarantee, the Company issued warrants to purchase 1,945,527 shares of Series I Preferred Stock at an exercise price of $2.57 per share to investors. These warrants were valued at approximately $2.8 million using the Black-Scholes option pricing model, and were fully amortized as interest expense over the term of the Credit Agreement.

On March 13 and June 28, 2002, the Credit Agreement was amended to (i) increase the maximum borrowing amount under the revolving line of credit up to $10.0 million and (ii) modify the tangible net worth and the minimum liquidity financial covenants. Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company. Under the terms of the agreement, the Company is prohibited from declaring or paying dividends. In consideration for modifications to the Credit Agreement, the Company issued warrants to purchase 15,000 and 35,000 shares of Series I Preferred Stock at an exercise price of $2.57. The warrants were valued at approximately $0.1 million using the Black-Scholes option pricing model (Note 10), and were fully amortized as interest expense over the term of the Credit Agreement.

On March 4, 2003, the Credit Agreement was amended to (i) decrease the maximum borrowing amount under the revolving line of credit to $8.0 million, (ii) modify the tangible net worth and the minimum liquidity financial covenants, (iii) extend the maturity date of the revolving line of credit to March 1, 2005 and (iv) lowered the interest rate from 175 basis points above the Bank’s Prime Rate to 100 basis points above the Bank’s Prime Rate. Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company. Under the terms of the agreements, the Company is prohibited from declaring or paying dividends. The Company was in compliance with all financial (i.e., quick ratio and tangible net worth) and non-financial covenants as of December 31, 2003 and 2002. As of December 31, 2003, the interest rate charge on borrowings under the Credit Agreement was 100 basis points above the Bank’s Prime Rate, or 5.0%, and $6.9 million was available under the revolving line of credit.

8. Long-Term Debt

On March 2, 1998, the Company issued a $1.0 million convertible note (the “Note”), bearing interest at a rate of 8% per annum payable on demand after March 31, 2001. In connection with the Note, the Company issued a warrant to purchase up to 223,000 shares of Series B Preferred Stock at an exercise price of $2.25 per share. The fair value of the warrant amounted to approximately $0.2 million resulting in a discount to the Note. The Note and warrant were cancelled in April 2001 in connection with the issuance of new convertible subordinated promissory notes.

On April 10, 2001, the Company sold to current shareholders convertible subordinated promissory notes (the “Convertible Notes”) in the aggregate principal amount of $6.4 million. The Convertible Notes were issued in exchange for $5.0 million in cash and the cancellation of the Note. The balance of the Note at the cancellation date was $1.3 million. The Convertible Notes bore simple interest at the rate of 10% per annum, were to mature

SigmaTel, Inc.

Notes to Financial Statements—(Continued)

on April 10, 2006 and were convertible, at the option of the holder, into shares of the Company’s Series I Preferred Stock at the conversion rate of $2.57 per share. The Convertible Notes totaled zero and $7.4 million at December 31, 2003 and 2002, respectively. Upon closing of the Company’s initial public offering in September 2003, the principal amount of the convertible notes of $6.4 million was converted into 1,022,102 shares of common stock with $1.6 million of accrued interest paid using proceeds from the Company’s initial public offering.

In connection with the Credit Agreement amendment on March 4, 2003, the Company entered into a three-year $5.0 million term loan with the bank. The note was payable in monthly installments and bore a fixed annual interest rate of 6%. The note balance was paid off in its entirety during September 2003 with proceeds from the Company’s initial public offering.

9. Convertible Preferred Stock

Upon the closing of the Company’s initial public offering in September 2003, all outstanding shares of the Company’s redeemable convertible preferred stock converted into an aggregate of 19,177,818 shares of common stock.

Following is a summary of convertible Preferred Stock that was designated by the Company (in thousands, except share data):

	Date Designated	Number of Shares Authorized	Shares Issued and Outstanding	Total Proceeds	Carrying Amount		Liquidation Value at December 31, 2002
					December 31,
Series					2003	2002
Series A	July 1997	1,170,601	1,170,601	$1,721	$—	$1,695	$1,721
Series C	August 1998	304,878	304,878	1,000	—	984	1,000
Series E	January 1999	661,730	661,730	1,203	—	1,203	1,203
Series F	August 1999	8,303,631	6,919,692	12,580	—	12,065	12,580
Series G	September 1999	755,250	755,250	833	—	833	833
Series H	August 2000	5,052,632	5,052,632	24,000	—	23,981	24,000
Series I	April 2001	5,012,576	—	—	—	—	—
Series J	February 2003	7,157,584	7,157,584	8,191	—	—	—
Undesignated		1,581,118	—	—	—	—	—

		30,000,000	22,022,367	$49,528	$—	$40,761	$41,337

The carrying value of the Preferred Stock represents the proceeds from the sale of the stock net of issuance costs of approximately $1.7 million. Issuance costs were accreted from the date of issuance and recorded as deemed dividends. In conjunction with the Company’s initial public offering and conversion of all outstanding preferred stock, all remaining issuance costs were accreted.

In February 2003, the Company issued 7,157,584 shares of Series J Preferred Stock to existing investors at $1.14 per share resulting in total proceeds to the Company of approximately $8.2 million. In connection with the issuance of the Series J Preferred Stock, the Company recognized a deemed dividend of $8.1 million, representing the difference between the conversion price of the Series J Preferred Stock and the deemed fair value of the Company’s common stock at issuance.

In February 2003, the Company amended its articles of incorporation to eliminate its Series B Preferred Stock.

SigmaTel, Inc.

Notes to Financial Statements—(Continued)

The Series A, C, E, F, G, H, I and J Preferred Stock had the following characteristics:

Voting

The holders of the Preferred Stock were entitled to vote, together with the holders of common stock, on all matters submitted to stockholders for a vote. Each preferred stockholder was entitled to the number of votes equal to the number of shares of common stock into which each share of preferred stock was convertible at the time of such vote. Holders of the various series of Preferred Stock also had the right to vote as a class on various matters specified in the Company’s articles of incorporation.

Dividends

The holders of Preferred Stock were entitled to receive, when and as declared by the board of directors and out of funds legally available, non-cumulative dividends at a rate per share based upon a percent of the issue price as declared by the board of directors. As of December 31, 2003, no dividends have been declared or paid.

Liquidation Rights

In the event of any liquidation, dissolution or winding up of the affairs of the Company, the holders of the then outstanding Series A, C, E, F, G, H, I and J Preferred Stock were entitled to receive for each share an amount equal to the sum of $1.47, $3.28, $1.818, $1.818, $1.1025, $4.75, $7.71 and $1.72 per share of Series A, C, E, F, G, H, I and J Preferred Stock, respectively, plus all declared but unpaid dividends, payable in preference and priority to any payments made to the holders of the then outstanding common stock.

Conversion

Each share of Preferred Stock, at the option of the holder, was convertible into a number of fully paid shares of common stock as determined by dividing the respective Preferred Stock issue price by the conversion price in effect at the time of conversion. The conversion price of Series A, C, E, F, G, H, I and J Preferred Stock was $1.1025, $1.9136, $2.0463, $2.0463, $1.5127, $6.2439, $6.2439 and $1.3732 respectively, and was subject to adjustment in accordance with antidilution provisions contained in the Company’s articles of incorporation.

Redemption

At any time after August 6, 2004 (in the case of Series F Preferred Stock), August 15, 2005 (in the case of Series H Preferred Stock), April 19, 2006 (in the case of Series I Preferred Stock) and February 21, 2008 (in the case of Series J Preferred Stock), the Company would have been required to redeem all of the outstanding shares of Series F, H, I, or J, as applicable, upon the written request of the holders of a majority of the Series F Preferred Stock or two thirds of the shares of Series H, I and J Preferred Stock. The redemption price would have been the greater of (i) the issuance price of $1.818 per share for Series F Preferred Stock, $4.75 per share for Series H Preferred Stock, $2.57 per share for Series I Preferred Stock and $1.1444 per share for Series J Preferred Stock, plus any declared and unpaid dividends thereon or (ii), the fair market value per share as determined by the board of directors.

SigmaTel, Inc.

Notes to Financial Statements—(Continued)

10. Warrants

Upon the closing of the Company’s initial public offering in September 2003, all outstanding preferred stock warrants converted to common stock warrants. Warrants outstanding as of December 31, 2003 consist of the following (in thousands, except share data):

Description	Date	Shares of Common Stock	Fair Value of Warrants	Amortization Term	Exercise Price Per share	Exercise Term
Warrants issued to a bank in connection with modifications to revolving line of credit	August 2001	6,174	$23	5 Years	6.24	5 Years
Warrants issued to a bank in connection with modifications to revolving line of credit	March 2002	6,174	22	5 Years	6.24	5 Years
Warrants issued to an unaffiliated customer in connection with an exclusive supply agreement	May 2002	500,000	973	Immediate	3.00	4 Years
Warrants issued to a bank in connection with modifications to revolving line of credit	June 2002	14,406	50	5 Years	6.24	5 Years

The fair value of the common stock warrants issued to an unaffiliated customer as consideration for an exclusive supply arrangement is reflected as a reduction of revenue in the accompanying statement of operations for the year ended December 31, 2002.

The fair value of the warrants was calculated using the Black-Scholes option pricing model with the following assumptions:

	Years ended December 31,
	2002	2001
Risk-free interest rate	5.15%	5.25%
Expected lives	5 – 7 years	5 years
Dividend yield	0%	0%
Expected volatility	60%	60%

11. Stock Option Plans

As of December 31, 2003, the Company had authorized 7,105,667 shares of common stock for issuance under the Company’s 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”). Under the 1995 Plan, incentive stock options may be granted to employees and non-statutory stock options may be granted to non-employees, directors or consultants at prices not lower than 100% of the fair market value of the Company’s common stock at the date of grant as determined by the board of directors. Any 10% shareholder must be granted options to purchase the Company’s common stock at an exercise price no lower than 110% of the fair market value of the Company’s common stock at the date of grant as determined by the board of directors. Generally, options vest either (i) at the rate of 20% per year over five years, or (ii) over a four year period (25% at end of the first year from date of grant, and 1/36 of remaining shares per month over next 36 months) and are exercisable for a period of ten years from the date of grant.

SigmaTel, Inc.

Notes to Financial Statements—(Continued)

In February 2003, the Board of Directors approved an increase of 1,641,667 shares available for issuance under the 1995 Plan.

In connection with the resignation of a member of the Board of Directors in June 2003, the Company accelerated the vesting of an option to purchase approximately 16,000 shares of common stock and recorded a charge of $0.1 million.

Effective upon completion of the Company’s initial public offering, no more options may be issued under the 1995 Plan.

In July 2003, the Company approved the 2003 Equity Incentive Plan (the “2003 Plan”) that became effective upon completion of the initial public offering. The 2003 Plan provides for the grant of incentive stock options and nonqualified stock options, stock awards and stock purchase rights for the purchase of up to 6,866,747 shares of the Company’s common stock by officers, employees, consultants and directors of the Company. However, this share reserve shall be reduced by the exercise of stock options outstanding under the Company’s 1995 Stock Option/Stock Issuance Plan. As of December 31, 2003, options to purchase 3,907,682 shares of the Company’s common stock were outstanding under the 1995 plan. The compensation committee of the Board of Directors is responsible for administration of the 2003 Plan. The compensation committee determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Generally, options vest either (i) at the rate of 20% per year over five years, or (ii) over a four year period (25% at end of the first year from date of grant, and 1/36 of remaining shares per month over next 36 months) and are exercisable for a period of ten years from the date of grant. Nonqualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the market value per share.

The Company recorded $7.5 million of deferred stock-based compensation during the year ended December 31, 2003, related to the issuance of stock options below fair value at the date of grant. Such amount is included as a reduction of stockholders’ deficit and is being amortized over the vesting period of each award in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25. The Company recorded $3.9 million of related stock-based compensation for the year ended December 31, 2003.

As of December 31, 2003, the Company had promissory notes from non-officer employees totaling $0.1 million relating to the exercise of stock options by those employees. These promissory notes were issued during the year ended December 31, 2000 with an interest rate between 6.45% and 6.60% and maturity dates between March 2005 and July 2005. Interest is accrued monthly, and principal and interest are payable bi-weekly through payroll deduction.

SigmaTel, Inc.

Notes to Financial Statements—(Continued)

Option activity under the 1995 and 2003 Plans is as follows:

	Options Outstanding
	Available for Grant	Shares	Exercise Price	Weighted average exercise price
Outstanding—December 31, 2000	371,033	823,367	$0.03–12.00	$2.04
Options authorized	1,310,789	—	—	—
Options granted	(1,556,708)	1,556,708	3.00–7.50	3.87
Options exercised	—	(446,667)	0.03–0.12	0.03
Options forfeited	316,400	(316,400)	0.03–12.00	6.33

Outstanding—December 31, 2001	441,514	1,617,008	$0.12–12.00	$3.54
Options authorized	648,022	—	—	—
Options granted	(522,200)	522,200	3.00	3.00
Options exercised	—	(7,419)	1.50–3.00	1.65
Options forfeited	50,414	(50,414)	1.50–9.00	4.92

Outstanding—December 31, 2002	617,750	2,081,375	$0.12–12.00	$3.36
Options authorized	4,600,732	—	—	—
Options granted	(2,255,773)	2,255,773	0.75–29.93	3.57
Options exercised	(227,257)	(227,257)	0.75–7.50	1.85
Options forfeited	58,543	(58,543)	0.75–23.26	4.11

Outstanding—December 31, 2003	2,793,995	4,051,348	$0.12–$29.93	$3.55

The weighted average fair value of common stock options granted during the years ended December 31, 2003, 2002 and 2001 was $4.16, $1.65 and $2.16, respectively.

Common Stock Options Granted with Exercise Price	Weighted Average Exercise Price		Weighted Average Grant Date Fair Values
	Year Ended December 31,		Year Ended December 31,
	2003	2002	2003	2002
Equal to common stock value at date of grant	$24.33	$3.00	$14.16	$1.65
Less than common stock value at date of grant	1.94	—	3.48	—
Greater than common stock value at date of grant	—	—	—	—

SigmaTel, Inc.

Notes to Financial Statements—(Continued)

The following table summarizes information with respect to common stock options outstanding at December 31, 2003:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.11–$2.99	1,615,397	9.0	$0.77	1,520,166	$0.77
2.99– 5.99	1,803,037	7.8	3.10	1,561,818	3.12
6.00– 8.98	356,664	8.5	7.05	356,664	7.05
8.98–11.97	109,250	8.5	9.00	109,250	9.00
11.97–14.96	23,334	9.6	12.00	23,334	12.00
20.95–23.94	11,666	9.8	23.26	11,666	23.26
23.94–26.94	120,500	9.9	26.37	45,480	25.83
26.94–29.93	11,500	9.9	28.30	11,500	28.30

	4,051,348	8.5	$3.55	3,639,878	$3.18

The fair value of common stock options granted in 2003, 2002 and 2001 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2002	2001
Risk-free interest rates	2.30%–3.30%	3.24%–4.4%	4.66%–5.17%
Expected lives	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Expected volatility	60%-63%	60%	60%

Other Stock Options

In March 2001, the Company executed an employment agreement with a key executive whereby it granted this executive an option, exercisable over ten years, to purchase up to 518,807 shares of Series I Preferred Stock at an exercise price of $2.57 per share. One half of these option shares vest immediately. The remaining option shares vested upon the closing of a firm commitment underwritten public offering resulting in a $0.9 million expense. Due to the automatic conversion of all of the Company’s then outstanding preferred stock into common stock in conjunction with its initial public offering, the option is exercisable for 213,541 shares of common stock at an exercise price of $6.24 per share and has a remaining life of 7.25 years.

The per-share fair value of preferred stock options granted in 2001 was $1.42, which was estimated using the Black-Scholes option pricing model with assumptions of 60 percent volatility, no dividend yield, expected life of five years and a risk-free interest rate of 4.55 percent. There were no grants of preferred stock options in 2003 or 2002.

SigmaTel, Inc.

Notes to Financial Statements—(Continued)

12. Income Taxes

A reconciliation of the amount of the income tax provision (benefit) that results from applying the statutory Federal income tax rates to pretax income (loss) and the reported amount of income tax provision (benefit) is as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001
Tax provision (benefit) at statutory rate	$3,506	$(2,834)	$(6,248)
Research and experimentation credit	(583)	(486)	(462)
State income tax provision (benefit)	(146)	(3)	(5)
Stock-based compensation charge	1,312	—	—
Non-deductible expenses and other	(1)	22	27
Net increase (decrease) in valuation allowance	(3,755)	3,301	6,688

	$333	$—	$—

The significant components of the provision for income taxes for the year ended December 31, 2003 are as follows (in thousands):

Year Ended December 31, 2003
Current
Federal	$323
State	10
Deferred
Federal	—
State	—

$333

The significant components of the net deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2003	2002
Depreciable assets	$(124)	$(160)
Net operating loss carryforwards	12,508	17,875
Research and experimentation credit	2,415	1,832
Alternative Minimum Tax credit	323	—
Accrued liabilities and reserves	849	179

Net deferred tax assets	15,971	19,726
Deferred tax asset valuation allowance	(15,971)	(19,726)

	$—	$—

The table below summarizes changes in the deferred tax asset valuation allowance (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2001	$(10,092)	$(6,688)	$355	$(16,425)

Year ended December 31, 2002	$(16,425)	$(3,301)	$—	$(19,726)

Year ended December 31, 2003	$(19,726)	$—	$3,755	$(15,971)

SigmaTel, Inc.

Notes to Financial Statements—(Continued)

At December 31, 2003, the Company had net operating loss carryforwards of approximately $36.3 million, with expiration dates ranging from 2011 to 2022 and research and development credit carryforwards of approximately $2.4 million with expiration dates ranging from 2011 to 2023. The Company has provided a full valuation allowance for the net deferred tax assets at December 31, 2003, as management believes that the realization of tax benefits associated with the net deferred tax assets cannot be reasonably assured.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and research and development credit carryforwards which can be used in future years. As of December 31, 2003, the Company has approximately $2.4 million of net operating loss carryforwards with limitations on the amount that can be recognized in any annual period.

13. Commitments and Contingencies

The Company leases its office space and certain office equipment under noncancelable operating leases. Total rent expense under these operating leases was approximately $2.1 million, $2.2 million and $2.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. During the years ended December 31, 2003, 2002 and 2001, the Company earned $0.8 million, $0.7 million and $0.2 million in rental income from office space subleased to third parties.

Future minimum lease payments under capital leases and noncancelable operating leases at December 31, 2003 are as follows (in thousands):

Year ending December 31,	Operating leases	Capital leases
2004	$1,462	$62
2005	1,489	63
2006	1,301	7
2007	182	—
2008	—	—

	4,434	132
Less: sublease rental income	(1,704)

Operating lease obligation net of sublease	$2,730

Less: portion representing interest		(21)

Capital lease obligation		111
Less: current portion		(48)

Capital lease obligation, net of current portion		$63

In connection with a technology license agreement with Metanoia Technologies, Inc. (“Metanoia”) (Note 17), the Company has indemnified Metanoia with respect to the infringement of third party proprietary rights. The indemnification is limited to $2.5 million. No claims or assertions have been made against the Company in connection with this indemnification.

In the normal course of its business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s exposure under these arrangements is unknown as this would involve future claims that might be made against the Company that have not yet occurred. However based on experience, the Company expects the risk of any loss to be remote.

SigmaTel, Inc.

Notes to Financial Statements—(Continued)

Litigation

In September 1999, a suit was filed against the Company by Crystal Semiconductor, Inc. (“Crystal”) and Cirrus Logic, Inc. (“Cirrus”) (the parent company of Crystal) alleging that certain of the Company’s products infringed on two of Crystal’s patents. The Company settled the suit in November 2000. As part of the settlement, the Company issued shares of common stock to Cirrus valued at $3.0 million at the date of issuance, which was recorded as a litigation settlement expense. The Company also agreed to a perpetual contingent guarantee which provided that these shares would have a value of at least $10.5 million at the time of an initial public offering. Upon the closing of its initial public offering, the Company recorded an expense of and paid Cirrus $4.5 million in satisfaction of the contingent guarantee. In addition, Cirrus was to receive a warrant, exercisable for 60 days after the effective date of the initial public offering, to purchase shares of the Company’s common stock. In August 2003, this warrant was cancelled.

In February 2001, the Company filed suit against a former legal counsel, alleging breach of fiduciary duty and professional negligence. The parties entered into a settlement agreement to resolve the suit effective November 8, 2001. The Company recognized a gain of $3.0 million on the settlement in 2001.

14. Related Party Transactions

Revenues from a significant stockholder were approximately $14.4 million, $6.7 million and $9.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Accounts receivable from sales to an affiliated customer were approximately $5.6 million and $1.1 million as of December 31, 2003 and 2002, respectively.

For the years ended December 31, 2003, 2002 and 2001, the Company paid approximately $0.7 million, $4,000 and $53,000, respectively, for legal services to a law firm affiliated with a stockholder of the Company.

At December 31, 2003 and 2002, the Company had approximately $0.1 million and $0.3 million, respectively, in receivables from employees to finance their purchases of restricted common stock (Note 11).

15. Employee Benefit Plans

The Company has a defined contribution plan (the “401(k) Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions to the 401(k) Plan, not to exceed the statutory amount, and the Company may make matching contributions. The Company made no contributions to the 401(k) Plan for the years ended December 31, 2003, 2002 and 2001.

In July 2003, the Company approved an Employee Stock Purchase Plan (ESPP) that became effective upon completion of the initial public offering. Employees who own less than 5% of the Company, work more than 20 hours a week and have been employed for greater than 5 months are eligible and may purchase common stock semi-annually at the lower of 85% of the fair market value of the stock at the beginning or end of the six-month payment period, through accumulation of payroll deductions. Common stock reserved under the ESPP is 500,000 shares. There were no purchases of stock under the ESPP during the year ended December 31, 2003.

SigmaTel, Inc.

Notes to Financial Statements—(Continued)

16. Supplemental Cash Flow Information

	Year Ended December 31,
	2003	2002	2001
Cash paid for interest	$402	$518	$338
Non-cash investing and financing activities:
Issuance of common stock for software license	—	100	—
Issuance of warrants to purchase preferred stock	—	72	2,843
Repurchase of common stock for cancellation of receivables from stockholders	4	—	2,085
Acquisition of property and equipment under capital leases	150	—	—
Acquisition of licenses to use intellectual property in manufacturing	3,678	—	—
Deemed dividends on preferred stock	8,768	316	316
Conversion of redeemable convertible preferred stock to common stock	49,528	—	—
Conversion of convertible notes payable to common stock	6,382	—	—

17. License of Technology

In October 2001, the Company entered into an asset purchase and license agreement with Metanoia, a company started by a former officer and current common stockholder of SigmaTel. The agreement requires the Company to exclusively license DSL technology developed and owned by the Company to Metanoia. The total consideration payable to the Company included (i) approximately 1,400,000 shares of Metanoia’s preferred stock; (ii) $207,000 payable in cash; and (iii) a note receivable of $1,000,000 bearing interest at 8% per annum payable on April 24, 2002. The Company accounts for its investment in Metanoia preferred stock using the cost method. Given the limited capitalization and operations of Metanoia at the time of this transaction, no value was assigned to the non-cash consideration received. In March 2002, prior to the maturity of the note, Metanoia exercised its option to extend the maturity date of the note to January 24, 2003 (the “New Maturity Date”). In December 2002, prior to the New Maturity Date, the Company entered into an agreement with Metanoia to extend the maturity of the note to January 24, 2005 and to remove certain licensing restrictions for the use of the technology. In consideration for the amendment, Metanoia issued a new note in the amount of $500,000 to the Company bearing interest at 8% per annum and maturing on January 24, 2004. Metanoia is in the process of raising capital for its business operations. The Company has received little cash consideration from the Metanoia transactions. As of December 31, 2003, the Company had not recognized a gain on the non-cash consideration received as Metanoia had not generated operating cash flows and there is no active trading market for Metanoia securities.

SigmaTel, Inc.

Notes to Financial Statements—(Continued)

18. Operating Segments and Geographic Information

The Company operated in a single segment, and the Company’s chief operating decision makers use measurements aggregated at the entity-wide level to manage the business.

The following table summarizes the percentages of revenues by geographic region:

	Year Ended December 31,
	2003	2002	2001
Taiwan	49%	46%	39%
China	25	15	2
Singapore	14	22	37
South Korea	8	6	—
Japan	2	8	6
U.S.	1	2	15
Other	1	7	1

Total sales	100%	100%	100%

The table below summarizes the percentage of long-lived assets by geographic region:

	December 31,
	2003	2002	2001
United States	74%	72%	78%
Taiwan	13	12	13
Other	13	16	9

	100%	100%	100%

The following table sets forth the Company’s revenues for each product class which accounted for greater than 15% of its revenues during any of the last three years (Audio Codecs include both notebook and desktop PC audio codecs and consumer audio codecs):

	Year Ended December 31,
	2003	2002	2001
Portable Audio SoCs	76%	52%	1%
Audio Codecs	20	45	97

REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of Sigmatel, Inc.

Our audits of the financial statements referred to in our report dated January 28, 2004, appearing in the Form 10-K of SigmaTel, Inc. for each of the three years in the period ended December 31, 2003 also included an audit of the financial statement schedule listed in Item 15(a) 2 on page S-2 of the Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PricewaterhouseCoopers LLP

Austin, Texas

January 28, 2004

S-1

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For Each of the Three Years in the Period Ended December 31, 2003

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(in thousands)
Allowance for sales returns:
Year ended December 31, 2001	$(126)	$—	$76	$(50)
Year ended December 31, 2002	$(50)	$—	$—	$(50)
Year ended December 31, 2003	$(50)	$(50)	$—	$(100)
Reserve for excess and obsolete inventory:
Year ended December 31, 2001	$(22)	$(2,018)	$1,423	$(617)
Year ended December 31, 2002	$(617)	$(151)	$463	$(305)
Year ended December 31, 2003	$(305)	$(1,529)	$419	$(1,415)
Allowance for doubtful accounts:
Year ended December 31, 2001	$—	$—	$—	$—
Year ended December 31, 2002	$—	$—	$—	$—
Year ended December 31, 2003	$—	$(400)	$—	$(400)

S-2