Form 10-Q
period 2004-03-31
SIGMATEL INC
filed 2004-04-20
CIK 1043639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 35,132,306 as of April 15, 2004.

SIGMATEL, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SIGMATEL, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$29,817	$61,841
Short-term investments	91,736	49,420
Accounts receivable, net	16,416	15,989
Inventories, net	10,529	9,904
Prepaid expenses and other current assets	2,005	1,333

Total current assets	150,503	138,487

Property, equipment and software, net	4,146	3,792
Intangible assets, net	4,387	4,476
Other assets	535	122

Total assets	$159,571	$146,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,472	$13,466
Accrued payroll	712	870
Other accrued expenses	2,321	2,561
Deferred revenue	4,548	3,645
Current portion of capital lease obligations	50	48

Total current liabilities	17,103	20,590

Capital lease obligations, net of current portion	50	63
Other liabilities	115	116

Total liabilities	17,268	20,769

Stockholders’ equity:
Common stock, $.0001 par value; 170,000,000 shares authorized; shares issued and outstanding: 35,217,817 and 35,127,861 at 2004 and 34,270,961 and 34,181,005 at 2003, respectively	4	3
Additional paid-in capital	181,901	173,737
Notes receivable from stockholders	(12)	(115)
Deferred stock-based compensation	(2,682)	(3,678)
Treasury stock, 89,956 common shares, at cost	(741)	(741)
Accumulated deficit	(36,167)	(43,098)

Total stockholders’ equity	142,303	126,108

Total liabilities and stockholders’ equity	$159,571	$146,877

The accompanying notes are an integral part of these condensed financial statements.

SIGMATEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues	$31,500	$12,876
Cost of goods sold (1)	14,784	7,338

Gross Profit	16,716	5,538

Operating Expenses:
Research and development (1)	6,083	3,662
Selling, general and administrative (1)	2,899	1,538
Amortization of deferred stock-based compensation	995	239

Total operating expenses	9,977	5,439

Operating income	6,739	99

Other income (expense):
Interest income	341	9
Interest expense	(8)	(723)

Total other income (expense)	333	(714)

Income (loss) before income taxes	7,072	(615)

Income taxes	141	—

Net income (loss)	6,931	(615)
Deemed dividends on preferred stock	—	(8,176)

Net income (loss) attributable to common stockholders	$6,931	$(8,791)

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE	$0.20	$(1.50)

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE	$0.18	$(1.50)

WEIGHTED AVERAGE SHARES USED TO COMPUTE:
Basic net income (loss) attributable to common stockholders per share	34,486,515	5,845,938
Diluted net income (loss) attributable to common stockholders per share	38,446,198	5,845,938
(1) Amounts exclude amortization of deferred stock-based compensation as follows:

	Three Months Ended March 31,
	2004	2003
Cost of goods sold	$50	$6
Research and development	606	180
Selling, general & administrative	339	53

Total	$995	$239

The accompanying notes are an integral part of these condensed financial statements.

SIGMATEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$6,931	$(615)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,005	675
Amortization of deferred stock-based compensation	995	239
Other non-cash expenses	50	536
Changes in assets and liabilities:
Accounts receivable, net	(428)	(2,746)
Inventories, net	(624)	850
Prepaid expenses and other assets	(1,084)	(672)
Accounts payable	(2,386)	(1,019)
Accrued expenses	(397)	300
Deferred revenue and other liabilities	902	103

Net cash provided by (used in) operating activities	4,964	(2,349)

Cash flows from investing activities:
Purchase of short-term investments	(42,316)	—
Purchase of property and equipment	(2,878)	(614)

Net cash used in investing activities	(45,194)	(614)

Cash flows from financing activities:
Proceeds from long-term debt	—	5,150
Repayments under revolving line of credit, net	—	(8,123)
Proceeds from (payments on) capital lease obligations	(11)	15
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	8,090
Proceeds from notes receivable from stockholders	104	18
Proceeds from issuance of common stock, net of issuance costs	8,113	—

Net cash provided by financing activities	8,206	5,150

Net increase (decrease) in cash and cash equivalents	(32,024)	2,187
Cash and cash equivalents, beginning of period	61,841	2,859

Cash and cash equivalents, end of period	$29,817	$5,046

The accompanying notes are an integral part of these condensed financial statements.

SigmaTel, Inc.

Notes to Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed financial statements of SigmaTel, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2. Follow-on Equity Offering

On February 18, 2004, the Securities and Exchange Commission declared effective the Company’s registration statement, which the Company filed on Form S-1 under the Securities Act of 1933 in connection with a follow-on offering of its common stock. Under this registration statement, the Company registered 9,830,422 shares of its common stock, including 1,282,229 shares subject to the underwriters’ overallotment option (of which 212,229 shares were exercised), with a public offering price of $25.01 per share. The Company registered 250,000 of these shares on its behalf and 9,580,422 on behalf of certain stockholders of the Company. The Company received $5.3 million in proceeds after deducting the underwriters fees and transaction costs.

3. Significant Accounting Policies

For a description of what the Company believes to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our Form 10-K filed with the Securities and Exchange Commission. There have been no changes in our critical accounting policies since December 31, 2003.

Accounting for Stock-Based Compensation

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation No. 44, Emerging Issues Task Force (“EITF”) Issue No. 00-23, and related interpretations. The Company accounts for equity awards issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and related interpretations. The following table illustrates the effect on net income (loss) as if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except share data):

	Three Months Ended March 31,
	2004	2003
Net income (loss) attributable to common stockholders, as reported	$6,931	$(8,791)
Add: Stock-based employee compensation expense recognized in net income (loss) attributable to common stockholders	995	239
Deduct: Stock-based employee compensation expense determined under the fair value based method for all employee awards	(1,421)	(458)

Pro forma net income (loss) attributable to common stockholders	$6,505	$(9,010)

Pro forma basic net income (loss) attributable to common stockholders per share	$0.19	$(1.54)

Pro forma diluted net income (loss) attributable to common stockholders per share	$0.17	$(1.54)

SigmaTel, Inc.

Notes to Condensed Financial Statements—(Continued)

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period from non-owner sources. For the three months ended March 31, 2004 and 2003, there were no differences between the Company’s net income (loss) and its comprehensive income (loss).

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) attributable to common stockholders per share is as follows (in thousands, except share data):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income (loss) attributable to common stockholders	$6,931	$(8,791)

Denominator:
Weighted-average common stock outstanding	34,553,607	5,900,671
Less: weighted-average shares subject to repurchase	(67,092)	(54,733)

Weighted-average shares used in computing basic net income (loss) attributable to common stockholders per share	34,486,515	5,845,938
Dilutive potential common shares used in computing diluted net income (loss) attributable to common stockholders per share	3,959,683	—

Total weighted-average number of shares used in computing diluted net income (loss) attributable to common stockholders per share	38,446,198	5,845,938

SigmaTel, Inc.

Notes to Condensed Financial Statements-(Continued)

The following outstanding options, common stock subject to repurchase, redeemable convertible preferred stock and warrants were excluded from the computation of diluted net income (loss) per share as they had an antidilutive effect:

	Three Months Ended March 31,
	2004	2003
Options to purchase common stock	170,910	3,547,398
Common stock subject to repurchase	—	54,733
Redeemable convertible preferred stock	—	19,177,792
Warrants	—	1,552,244

Included in the calculation of net income (loss) attributable to common stockholders are deemed dividends of zero and $8.8 million for the three months ended March 31, 2004 and 2003, respectively, related to the issuance of the Company’s Series F, H and J Preferred Stock.

4. Short-term Investments

Short-term investments at March 31, 2004 and December 31, 2003, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $91.7 million and $49.4 million, respectively. The fair value of these instruments are based on market interest rates and other market information available to management as of each balance sheet date presented and was not materially different than the aggregate cost.

Short-term investments consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Available-for-sale securities:
Commercial paper	$—	$19,949
Auction rate preferreds	83,801	44,300
Corporate notes	7,935	5,120

Total investments	91,736	69,369
Less cash equivalents	—	19,949

	$91,736	$49,420

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at cost, which is not materially different than market value. $7.9 million of total liquid investments mature beyond one year and within five years and $83.8 million mature beyond five years, but have interest rate maturities of less than thirty days.

SigmaTel, Inc.

Notes to Condensed Financial Statements-(Continued)

5. Inventories

Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Work in process	$3,576	$3,342
Finished goods	6,953	6,562

	$10,529	$9,904

At March 31, 2004 and December 31, 2003, the Company’s reserve for slow-moving and obsolete inventory was approximately $2.1 million and $1.4 million, respectively.

6. Intangible Assets

Intangible assets subject to amortization expense relate to licenses to use intellectual property in manufacturing and patents. Intangible assets consist of the following (in thousands):

	March 31, 2004	December 31, 2003
Intangible assets subject to amortization:
Gross carrying amount	$4,855	$4,712
Accumulated amortization	(468)	(236)

	$4,387	$4,476

Intangible asset amortization expense for the three months ended March 31, 2004 and 2003 was $0.2 million and zero, respectively and estimated aggregate intangible asset amortization expense for each of the fiscal years 2004 through 2008 is expected to be $0.9 million. The weighted average amortization period for intangible assets is five years.

7. Line of Credit

On May 8, 2000, the Company entered into a one-year credit agreement (the “Credit Agreement”) with a bank that allowed for a revolving line of credit with borrowings of up to $6.5 million. On March 4, 2003, the Credit Agreement was amended to (i) increase the maximum borrowing amount under the revolving line of credit to $8.0 million, (ii) modify the tangible net worth and the minimum liquidity financial covenants, (iii) extend the maturity date of the revolving line of credit to March 1, 2005 and (iv) lowered the interest rate from 175 basis points above the Bank’s Prime Rate to 100 basis points above the Bank’s Prime Rate. Borrowings under the Credit Agreement are collateralized by substantially all of the assets of the Company. Under the terms of the agreements, the Company is prohibited from declaring or paying dividends. The Company was in compliance with all financial (i.e., quick ratio and tangible net worth) and non-financial covenants as of March 31, 2004. As of March 31, 2004, the interest rate charge on borrowings under the Credit Agreement was 100 basis points above the Bank’s Prime Rate, or 5.0%. A $1.1 million letter of credit naming the Company’s landlord as beneficiary was secured under the Credit Agreement as of March 31, 2004, and $6.9 million was available under the revolving line of credit.

8. Commitments and Contingencies

The Company leases its office space and certain office equipment under noncancelable operating leases. Total rent expense under these operating leases was approximately $0.5 million and $0.5 million for the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004 and 2003, the Company earned $0.2 million and $0.2 million in rental income from office space subleased to third parties.

SigmaTel, Inc.

Notes to Condensed Financial Statements-(Continued)

In connection with a technology license agreement with Metanoia Technologies, Inc. (“Metanoia”), the Company has indemnified Metanoia with respect to the infringement of third party proprietary rights. The indemnification is limited to $2.5 million. No claims or assertions have been made against the Company in connection with this indemnification.

In the normal course of its business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s exposure under these arrangements is unknown as this would involve future claims that might be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of any loss to be remote.

9. Related Party Transactions

Revenues from a significant stockholder were approximately $3.2 million and $1.2 million for the three months ended March 31, 2004 and 2003, respectively.

Accounts receivable from sales to an affiliated customer were approximately $2.1 million and $5.6 million as of March 31, 2004 and December 31, 2003, respectively.

For the three months ended March 31, 2004 and 2003, the Company paid approximately $171,000 and $10,000, respectively, for legal services to a law firm affiliated with a stockholder of the Company.

At March 31, 2004 and December 31, 2003, the Company had approximately $12,000 and $115,000, respectively, in receivables from non-executive employees to finance their purchases of restricted common stock.

SigmaTel, Inc.

Notes to Condensed Financial Statements-(Continued)

10. Operating Segments and Geographic Information

The Company operated in a single segment, and the Company’s chief operating decision makers use measurements aggregated at the entity-wide level to manage the business.

The following table summarizes the percentages of revenues by geographic region:

	March 31, 2004	March 31, 2003
Taiwan	52.3%	65.3%
China	27.8	10.5
Singapore	10.3	9.5
South Korea	7.0	4.9
Japan	2.1	5.6
U.S.	0.1	0.7
Other	0.4	3.5

Total sales	100.0%	100.0%

The table below summarizes the percentage of long-lived assets by geographic region:

	March 31, 2004	December 31, 2003
United States	73%	74%
Taiwan	13	13
Other	14	13

	100%	100%

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

	Three Months Ended March 31,
	2004	2003
Holystone Enterprise	25.5%	50.6%
G.M.I. Technology	18.1%	*
Creative Technology(1)	10.2	*

*	Less than 10%
(1)	Creative Technology holds more than 10% of our outstanding stock and has a representative on our Board of Directors.

The percentage of our revenues from customers located outside the U.S. was 99.9% and 99.3% for the three months ended March 31, 2004 and 2003, respectively. Most of the products that use our ICs are manufactured outside of the U.S. As a result, we believe that a substantial majority of our revenues will continue to come from customers located outside of the U.S. All of our revenues to date have been denominated in U.S. dollars.

The percentages of our revenues by country are set forth in the following table:

	Three Months Ended March 31,
	2004	2003
Taiwan	52.3%	65.3%
China	27.8	10.5
Singapore	10.3	9.5
South Korea	7.0	4.9
Japan	2.1	5.6
U.S.	0.1	0.7
Other	0.4	3.5

Total	100.0%	100.0%

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

Amortization of Deferred Stock-Based Compensation. In connection with grants of stock options and the issuance of warrants as a private company between 2000 and 2003, we recorded an aggregate of $7.5 million in deferred stock-based compensation. These options and warrants are considered compensatory because the fair value of our stock determined for financial reporting purposes was greater than the fair value determined by our board of directors on the date of grant or issuance. As of March 31, 2004, we had an aggregate of $2.7 million of deferred stock-based compensation remaining to be amortized. We are amortizing deferred stock-based compensation over the vesting period of the related options and warrants, which is generally four or five years. This deferred stock-based compensation balance is expected to be amortized as follows: $2.4 million during 2004; $0.9 million during 2005 and $0.4 million during 2006.

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

Under the Internal Revenue Code, certain substantial changes in ownership could result in an annual limitation on the amount of net operating loss and credit carryforwards that can be utilized in future years to offset future taxable income. Annual limitations may result in the expiration of net operating loss and credit carryforwards before they are used. As of December 31, 2003, approximately $2.4 million of our net operating loss carryforwards was subject to limitations on the amount that can be recognized in any annual period.

Results of Operations

The following table sets forth our statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Revenues, net	100.0%	100.0%
Cost of goods sold	46.9	57.0

Gross profit	53.1	43.0
Operating expenses:
Research and development	19.3	28.4
Selling, general and administrative	9.2	11.9
Amortization of deferred stock-based compensation	3.2	1.9

Total operating expenses	31.7	42.2

Operating income	21.4	0.8
Interest income	1.1	0.1
Interest expense	—	(5.7)

Income (loss) before income taxes	22.5	(4.8)
Income taxes	0.5	—

Net income (loss) attributable to common stockholders	22.0%	(4.8)%

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

Revenues. Revenues for the three months ended March 31, 2004 were $31.5 million compared to $12.9 million for the three months ended March 31, 2003, an increase of 144.6%. This increase was due to an increase in revenues from all of our product lines—portable audio SoCs, audio codecs and USB peripheral ICs. The increase in revenues from our portable audio SoCs was due to the continued growth of the emerging portable compressed audio player market and our favorable competitive position within that market. Revenues from our portable audio SoCs were 80.7% of total revenues for the three months ended March 31, 2004. Our favorable competitive position in this market is primarily due to our integration of analog and digital components onto a single IC, and the resulting small form factor, low power consumption, and overall low cost to our customers. The increase in revenues from audio codecs was due to increased sales to PC manufacturers and their ODMs partially offset by decreased sales to sound card manufacturers.

Revenues from Holystone, our largest distributor located in Taiwan, increased by $1.5 million from $6.5 million in the first quarter of 2003, but decreased to 25.5% of total revenues during the three months ended March 31, 2004 from 50.6% during the three months ended March 31, 2003 due to stronger demand for our portable audio SoCs in geographic regions such as China and South Korea. Sales to Creative Technology, an affiliate, increased to 10.2% of total revenues during the three months ended March 31, 2004 from 9.5% during the three months ended March 31, 2003 due to an increase in their purchases of our portable audio SoCs. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 53.1% for the three months ended March 31, 2004 compared with 43.0% for the three months ended March 31, 2003. The increase in gross margin was primarily due to a favorable product mix and a reduction in manufacturing costs, which included both lower wafer costs, lower test costs and improved manufacturing yields. The favorable product mix resulted from increased revenues from our portable audio SoCs and USB peripheral ICs, as a percentage of total revenues, as the gross margin from these products is generally higher than from our audio codecs. We expect our gross margins for the future to be consistent with those achieved during the first quarter of 2004. However, increased competition could adversely impact our pricing, particularly in the portable compressed audio player and USB peripherals markets, which could adversely impact our gross margins.

Research and Development. Research and development expenses increased to $6.1 million, or 19.3% of revenues, for the three months ended March 31, 2004 from $3.7 million, or 28.4% of revenues, for the three months ended March 31, 2003. This dollar increase of 66.1% was primarily due to increases in our engineering headcount, including independent contractors, as well as increases in the costs of design tools. Such increases were primarily to support hardware and software development on our latest portable audio SoCs, the STMP 35XX and STMP 36XX families of products, and our latest USB peripheral IC, the STBD 2010. This increased research and development spending has resulted in substantial completion of the design of these products and the creation of several patentable inventions, enabling us to prepare additional U.S. patent applications covering inventions made during the STMP 35XX and STBD 2010 design processes. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in revenue.

Selling, General and Administrative. Selling, general and administrative expenses increased to $2.9 million, or 9.2% of revenues, for the three months ended March 31, 2004 from $1.5 million, or 11.9% of revenues, for the three months ended March 31, 2003. This dollar increase of 88.5% was due to increases in sales, marketing, and administrative personnel, as well as increases in commissions paid to independent sales representatives due to our revenue growth. We expect that selling, general and administrative expenses will increase in absolute dollars in future periods as we continue to increase our staffing and customer support and associated costs, but such expenses will fluctuate as a percentage of revenues due to changes in revenues.

Amortization of Deferred Stock-Based Compensation. We record deferred stock-based compensation for the difference between the exercise price of option grants and the fair value of our common stock at the time of such grants which resulted in amortization expense of $1.0 million and $0.2 million for the three months ended March 31, 2004, and 2003, respectively.

Interest Income. Interest income increased to $0.3 million for the three months ended March 31, 2004 from $9,000 for the three months ended March 31, 2003. This was due to increased income earned on our cash balances and investments in short-term marketable securities since the completion of our initial public offering in September 2003.

Interest Expense. Interest expense decreased to $8,000 for the three months ended March 31, 2004 from $0.7 million for the three months ended March 31, 2003. This was due to a decrease in non-cash interest charges related to warrants issued to investors for their guarantee of certain of our indebtedness from April 2001 through April 2003, as well as, decreased interest expense on lower levels of debt outstanding during the 2004 period. During the first quarter of 2003, we raised $8.1 million from sales of our preferred stock and used the proceeds to pay down our debt. During the third quarter of 2003, we successfully completed an initial public offering of approximately 7.4 million shares of our common stock, which resulted in net proceeds to us of approximately $101.4 million. A portion of the proceeds was used to pay off all of our existing long-term debt.

Income Taxes. Income tax expense increased to $141,000 for the three months ended March 31, 2004 from zero for the three months ended March 31, 2003. This was due to an increase in income before income taxes to $7.1 million for the three months ended March 31, 2004 compared to a loss before income taxes of $0.6 million for the three months ended March 31, 2003.

Liquidity and Capital Resources

As of March 31, 2004, we had $121.6 million in cash, cash equivalents and short-term investments. On September 19, 2003, we completed an initial public offering of approximately 7.4 million shares of our common stock resulting in net proceeds to us of approximately $101.4 million. On February 18, 2004, we completed a follow-on public offering of 250,000 shares of our common stock resulting in net proceeds to us of approximately $5.3 million.

Net cash provided by operating activities was $5.0 million for the three months ended March 31, 2004, while our operating activities used cash in the amount of $2.3 million during the three months ended March 31, 2003. The improvement in our operating cash flows is primarily the result of increased net income. Our accounts receivable increased $0.4 million and $2.7 million during the three months ended March 31, 2004 and 2003, respectively. These changes are due to fluctuations in revenues and the timing of customer payments. Our inventories increased $0.6 million during the three months ended March 31, 2004 and decreased $0.9 million during the three months ended March 31, 2003. Our reserve for slow-moving and obsolete inventory as a percentage of total inventory was 16.6% and 12.4% as of March 31, 2004 and December 31, 2003, respectively. We monitor and analyze our inventory for obsolescence and adjust this reserve accordingly. Our accounts payable decreased $2.4 million and $1.0 million during the three months ended March 31, 2004 and 2003, respectively. These changes are due to the timing of payments to suppliers. Our deferred revenue increased $0.9 million during the three months ended March 31, 2004 due to increases in our products held at distributors to enable them to meet increased customer demand for our products.

Our investing activities used cash of $45.2 million and $0.6 million during the three months ended March 31, 2004 and 2003, respectively. Investing activities primarily represented purchases of capital equipment and purchases of short-term investments.

Capital expenditures were $2.9 million and $0.6 million during the three months ended March 31, 2004 and 2003, respectively. These expenditures were for the purchase of design software and engineering tools and other computer equipment and software. Research and development resources are required to develop and expand our core technologies and proprietary product offerings. Our research and development expenses were $6.1 million and $3.7 million during the three months ended March 31, 2004 and 2003, respectively. These expenditures resulted in the enhancement of our product offerings, technological know how and inventions that have yielded several U.S. patents and pending U.S. patents. We expect to continue to incur significant research and development expenses and will fund these expenses with operating cash flow and existing cash balances.

Our financing activities provided $8.2 million and $5.2 million during the three months ended March 31, 2004 and 2003, respectively. During the first quarter of 2003, we received proceeds of $8.1 million from the issuance of convertible preferred stock and $5.2 million from proceeds from long-term debt. A substantial portion of these proceeds was used to pay down and refinance our bank credit facility. On February 18, 2004, we completed a follow-on equity offering and received $5.3 million of net offering proceeds. We also received $1.8 million in proceeds from the exercise of employee stock options and $0.9 million from the purchase of stock under our Employee Stock Purchase Plan. These proceeds were invested in short-term, investment grade, interest bearing instruments, pending their use to fund working capital and capital expenditures as required.

The fair value of our investments in marketable securities at March 31, 2004 was $91.7 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

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

Pro forma information regarding net income (loss) attributable to common stockholders and net income (loss) per share attributable to common stockholders is required in order to show our net income (loss) as if we had accounted for employee stock options under the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. This information is contained in Note 3 to our financial statements. The fair value of options and shares issued pursuant to our option plan at the grant date were estimated using the Black-Scholes option-pricing model.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the Unaudited Condensed Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2004 and for the three months then ended contained elsewhere in this Form 10-Q.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing the income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. As of March 31, 2004, all of our investments were in money market accounts or investment grade securities.

Our exposure to market risk also relates to the increase or decrease in the amount of interest expense we must pay on our outstanding debt instruments, primarily certain borrowings under our bank credit facility. See Note 8 of the notes to our financial statements. As of March 31, 2004, this facility provides for borrowings up to $8.0 million. At March 31, 2004, there were no balances outstanding under this facility. The advances under this facility bear a variable interest rate based on the prime rate. The risk associated with fluctuating interest expense is limited to this debt instrument and we do not believe that a 10% change in the prime rate would have a significant impact on our interest expense.

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

Due primarily to increased sales of our portable audio SoCs, we have experienced significant revenue growth and have gained significant market share in a relatively short period of time. Specifically, our annual revenues increased from $30.9 million in 2002 to $100.2 million in 2003 and our quarterly revenues have increased from $12.9 million in the first quarter of 2003 to $31.5 million in the first quarter of 2004. However, we do not expect similar revenue growth or market share gains in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

We have incurred losses in prior periods and may incur losses in the future.

Although we had net income of $6.9 million for the three months ended March 31, 2004, we incurred net losses of approximately $0.6 million for the three months ended March 31, 2003 and $8.3 million and $18.4 million for the years ended December 31, 2002 and 2001, respectively. As of March 31, 2004, we had an accumulated deficit of approximately $36.2 million. Despite realizing net income in the three months ended March 31, 2004 and in the year ended December 31, 2003, we may incur losses in the future. We expect our operating expenses to increase as we pursue our strategic objectives. Our results of operations for the three months ended March 31, 2004 include non-cash charges of $1.0 million related to stock based compensation. We will continue to incur stock-based compensation in the future as a result of past option grants. Our ability to maintain profitability depends on the rate of growth of our target markets, the continued market acceptance of our customers’ products, the competitive position of our products, and our ability to develop new products. Even though we have achieved profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

We depend on a few key customers for a substantial majority of our sales and the loss of, or a significant reduction in orders from, any of them would likely significantly reduce our revenues.

For the three months ended March 31, 2004 and 2003, sales to our top five customers accounted for approximately 72.3% and 78.0%, respectively, of our revenues. Our operating results in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our ICs. Our revenues would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers who place large orders, would harm our financial performance. Because our sales are made by means of standard purchase orders rather than long term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these sales channels, our revenues would likely decline.

Sales to a small number of distributors generate a significant amount of our revenues. Our sales through distributors accounted for 75.5% and 77.6% of our revenues for the three months ended March 31, 2004 and 2003, respectively. Our sales to Holystone, a distributor, accounted for 25.5% and 50.6% of our revenues in the three months ended March 31, 2004 and 2003, respectively. If Holystone or our other distributors were to materially reduce their purchases from us, our business, financial condition and results of operations would suffer.

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

Our sales outside of the U.S. as a percentage of total sales were 99.9% and 99.3% for the three months ended March 31, 2004 and 2003, respectively. We plan to expand our international sales activities, but may not be able to maintain or increase international market demand for our products. Our international sales are subject to a number of risks, including:

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

Item 4: Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2004 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During our last fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Many participants in the semiconductor industry have a significant number of patents and have frequently demonstrated a willingness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims have led to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets, or invalidity of our patents will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not materially and adversely affect our business, financial condition and results of operations. As of March 31, 2004, we were not a party to any material legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Not applicable.

(b) Not applicable.

(c) During the quarterly period ended March 31, 2004, we issued the following securities that were not registered under the Securities Act of 1933:

On March 10, 2004, we issued 19,900 shares of our common stock upon the net exercise of warrants with a weighted average exercise price of $6.24 per share. The issuance of these securities were deemed to be exempt from registration under Section 3(a)(9) of the Securities Act as we exchanged outstanding securities with our then security holders without paying any commissions or other remuneration in connection with such exchange, and under Section 4(2) of the Securities Act of 1933 or Regulation D thereunder as a transaction by an issuer not involving a public offering.

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

As of March 31, 2004, we used the net proceeds of the offering as follows:

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

(a)	Not applicable.

(b)	Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits: See Exhibit Index

(b)	During the fiscal quarter ended March 31, 2004, we filed the following Current Reports on Form 8-K:

We filed a Form 8-K on January 28, 2004 (Items 7 and 12) providing the press release describing our results of operations for the fiscal quarter and fiscal year ended December 31, 2003.

We filed a Form 8-K on January 28, 2004 (Items 5 and 7) providing the press release describing our filing of a Form S-1 registration statement with the Securities and Exchange Commission for a proposed follow-on offering of primary and secondary shares of our common stock.

We filed a Form 8-K on February 19, 2004 (Items 5 and 7) providing the press release describing our pricing of the public follow-on offering of secondary and primary shares of our common stock.

We filed a Form 8-K on March 22, 2004 (Items 5 and 7) providing the press release announcing the appointment of Robert T. Derby to serve on our Board of Directors.

SIGMATEL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATEL, INC.

Dated: April 20, 2004	By:	/s/ Ross A. Goolsby
Ross A. Goolsby
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit #	Description of Document
3.1(1)	Second Restated Certificate of Incorporation of Sigma Tel, Inc.

3.2(2)	Amended and Restated Bylaws of SigmaTel, Inc.

4.1(2)	Specimen certificate for shares of common stock

10.1(2)	SigmaTel 1995 Stock Option/Stock Issuance Plan, as amended to date

10.2(2)	SigmaTel 2003 Equity Incentive Plan

10.3(2)	SigmaTel Employee Stock Purchase Plan

10.4(2)	Second Amended and Restated Investors’ Rights Agreement dated August 15, 2000, by and among SigmaTel and certain holders of preferred stock or common stock

10.5(2)	First Amendment to Second Amended and Restated Investors’ Rights Agreement dated November 17, 2000, by and between SigmaTel and Cirrus Logic, Inc.

10.6(2)	Second Amendment to Second Amended and Restated Investors’ Rights Agreement dated July 1, 2003, by and between SigmaTel and certain holders of preferred or common stock

10.7(2)	Lease Agreement effective August 6, 1999, by and between SigmaTel and Desta Two Partnership Ltd.

10.8(2)	Amendment No. 1 to Lease Agreement, effective January 1, 2000, by and between SigmaTel and Desta Two Partnership Ltd.

10.9(2)	Sublease dated July 16, 2001, by and between SigmaTel and Texas Networking, Inc.

10.10(2)	Office Building Lease Agreement dated June 12, 2000, by and between SigmaTel and BC Plaza II/III Ltd.

10.11(2)	Amended and Restated Loan and Security Agreement dated March 4, 2003, by and between SigmaTel and Silicon Valley Bank

10.12(2)	Executive Employment Agreement dated as of March 26, 2001 by and between Ronald Edgerton and SigmaTel

10.13(2)	Employment Agreement dated as of January 19, 2001 by and between Alan Green and SigmaTel

10.14(2)	Form of notes convertible into Series I Preferred Stock ($6.3 million total principal amount issued)

10.15(2)	Form of Indemnification Agreement for directors and officers

10.16(3)	Executive Employment Agreement dated as of May 20, 2003 by and between Ross Goolsby and SigmaTel

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(1)	Incorporated by reference to Exhibit 3.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.

(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-112280), filed with the Securities and Exchange Commission on January 28, 2004.