Form 10-Q
period 2004-06-30
SIGMATEL INC
filed 2004-07-20
CIK 1043639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 35,348,710 as of July 15, 2004.

SIGMATEL, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SIGMATEL, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$38,002	$61,841
Short-term investments	90,812	49,420
Accounts receivable, net	19,170	15,989
Inventories, net	16,518	9,904
Prepaid expenses and other current assets	2,004	1,333

Total current assets	166,506	138,487

Property, equipment and software, net	4,989	3,792
Intangible assets, net	4,333	4,476
Other assets	473	122

Total assets	$176,301	$146,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,110	$13,466
Accrued payroll	1,177	870
Other accrued expenses	3,342	2,561
Deferred revenue	6,572	3,645
Current portion of capital lease obligations	52	48

Total current liabilities	24,253	20,590

Capital lease obligations, net of current portion	36	63
Other liabilities	115	116

Total liabilities	24,404	20,769

Stockholders’ equity:
Common stock, $.0001 par value; 170,000,000 shares authorized; shares issued and outstanding: 35,372,761 and 35,282,805 at 2004 and 34,270,961 and 34,181,005 at 2003, respectively	4	3
Additional paid-in capital	182,025	173,737
Notes receivable from stockholders	(8)	(115)
Deferred stock-based compensation	(2,037)	(3,678)
Treasury stock, 89,956 common shares, at cost	(741)	(741)
Accumulated deficit	(27,346)	(43,098)

Total stockholders’ equity	151,897	126,108

Total liabilities and stockholders’ equity	$176,301	$146,877

The accompanying notes are an integral part of these condensed financial statements.

SIGMATEL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$36,608	$19,672	$68,108	$32,548
Cost of goods sold (1)	16,778	10,870	31,562	18,208

Gross Profit	19,830	8,802	36,546	14,340

Operating Expenses:
Research and development (1)	7,170	4,154	13,253	7,816
Selling, general and administrative (1)	3,603	2,717	6,502	4,255
Amortization of deferred stock-based compensation	402	889	1,397	1,128

Total operating expenses	11,175	7,760	21,152	13,199

Operating income	8,655	1,042	15,394	1,141

Other income (expense):
Interest income	353	13	694	22
Interest expense	(8)	(282)	(16)	(1,005)

Total other income (expense)	345	(269)	678	(983)

Income before income taxes	9,000	773	16,072	158

Income taxes	179	8	320	8

Net income	8,821	765	15,752	150
Deemed dividends on preferred stock	—	(79)	—	(8,255)

Net income (loss) attributable to common stockholders	$8,821	$686	$15,752	$(8,105)

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE	$0.25	$0.12	$0.45	$(1.39)

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE	$0.23	$0.03	$0.41	$(1.39)

WEIGHTED AVERAGE SHARES USED TO COMPUTE:
Basic net income (loss) attributable to common stockholders per share	35,146,977	5,853,738	34,820,403	5,849,838
Diluted net income (loss) attributable to common stockholders per share	38,767,712	30,142,756	38,606,967	5,849,838

(1)	Amounts exclude amortization of deferred stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cost of goods sold	$17	$36	$67	$42
Research and development	281	479	887	659
Selling, general & administrative	104	374	443	427

Total	$402	$889	$1,397	$1,128

The accompanying notes are an integral part of these condensed financial statements.

SIGMATEL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$15,752	$150
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,098	2,104
Amortization of deferred stock-based compensation	1,397	1,128
Other non-cash expenses	409	730
Changes in assets and liabilities:
Accounts receivable, net	(3,182)	(6,537)
Inventories, net	(6,613)	(1,998)
Prepaid expenses and other assets	(1,021)	(275)
Accounts payable	3,141	704
Accrued expenses	1,151	1,135
Deferred revenue and other liabilities	2,863	2,579

Net cash provided by (used in) operating activities	15,995	(280)

Cash flows from investing activities:
Maturities of short-term investments	48,250	—
Purchase of short-term investments	(89,832)	—
Purchase of property, equipment, software and intangible assets	(6,649)	(1,460)

Net cash used in investing activities	(48,231)	(1,460)

Cash flows from financing activities:
Proceeds from long-term debt	—	5,150
Repayments under revolving line of credit, net	—	(8,923)
Payments on long-term debt	—	(417)
Payments on capital lease obligations	(23)	(25)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	8,090
Proceeds from notes receivable from stockholders	108	98
Proceeds from issuance of common stock, net of issuance costs	8,312	—

Net cash provided by financing activities	8,397	3,973

Net increase (decrease) in cash and cash equivalents	(23,839)	2,233
Cash and cash equivalents, beginning of period	61,841	2,859

Cash and cash equivalents, end of period	$38,002	$5,092

The accompanying notes are an integral part of these condensed financial statements.

SigmaTel, Inc.

Notes to Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed financial statements of SigmaTel, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three month and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) attributable to common stockholders, as reported	$8,821	$686	$15,752	$(8,105)
Add: Stock-based employee compensation expense recognized in net income (loss) attributable to common stockholders	402	730	1,397	969
Deduct: Stock-based employee compensation expense determined under the fair value based method for all employee awards	(1,540)	(497)	(2,942)	(955)

Pro forma net income (loss) attributable to common stockholders	$7,683	$919	$14,207	$(8,091)

Pro forma basic net income (loss) attributable to common stockholders per share	$0.22	$0.16	$0.41	$(1.38)

Pro forma diluted net income (loss) attributable to common stockholders per share	$0.20	$0.03	$0.37	$(1.38)

SigmaTel, Inc.

Notes to Condensed Financial Statements-(Continued)

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period from non-owner sources. For the three months and six months ended June 30, 2004 and 2003, there were no differences between the Company’s net income (loss) and its comprehensive income (loss).

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) attributable to common stockholders per share is as follows (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss) attributable to common stockholders	$8,821	$686	$15,752	$(8,105)

Denominator:
Weighted-average common stock outstanding	35,191,289	5,898,005	34,876,105	5,899,338
Less: weighted-average shares subject to repurchase	(44,312)	(44,267)	(55,702)	(49,500)

Weighted-average shares used in computing basic net income (loss) attributable to common stockholders per share	35,146,977	5,853,738	34,820,403	5,849,838
Dilutive potential common shares used in computing diluted net income (loss) attributable to common stockholders per share	3,620,735	24,289,018	3,786,564	—

Total weighted-average number of shares used in computing diluted net income (loss) attributable to common stockholders per share	38,767,712	30,142,756	38,606,967	5,849,938

SigmaTel, Inc.

Notes to Condensed Financial Statements-(Continued)

The following outstanding options, common stock subject to repurchase, redeemable convertible preferred stock and warrants were excluded from the computation of diluted net income (loss) per share as they had an antidilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Options to purchase common stock	277,930	3,827,460	277,930	3,827,460
Common stock subject to repurchase	—	44,267	—	49,500
Redeemable convertible preferred stock	—	19,177,792	—	19,177,792
Warrants	—	1,552,244	—	1,552,244

Included in the calculation of net income (loss) attributable to common stockholders are deemed dividends of zero and $0.1 million for the three months ended June 30, 2004 and 2003, respectively, and zero and $8.3 million for the six months ended June 30, 2004 and 2003, respectively, related to the issuance of the Company’s Series F, H and J Preferred Stock.

4. Short-term Investments

Short-term investments at June 30, 2004 and December 31, 2003, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $90.8 million and $49.4 million, respectively. The fair value of these instruments are based on market interest rates and other market information available to management as of each balance sheet date presented and was not materially different than the aggregate cost.

Short-term investments consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Available-for-sale securities:
Commercial paper	$8,044	$19,949
U.S. agencies	10,482	—
Auction rate preferreds	74,250	44,300
Corporate notes	13,572	5,120

Total investments	106,348	69,369
Less cash equivalents	(15,536)	(19,949)

	$90,812	$49,420

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at cost, which is not materially different than market value as of June 30, 2004. $2.1 million of investments mature beyond one year and within five years and $74.3 million of investments mature beyond five years, but have interest rate maturities of less than thirty-five days.

SigmaTel, Inc.

Notes to Condensed Financial Statements-(Continued)

5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Work in process	$8,666	$3,342
Finished goods	7,852	6,562

	$16,518	$9,904

At June 30, 2004 and December 31, 2003, the Company’s reserve for slow-moving and obsolete inventory was approximately $1.7 million and $1.4 million, respectively. This increase resulted from additional reserve of $0.8 million for obsolescence offset by scrap and sales of items which had previously been reserved of $0.5 million.

6. Intangible Assets

Intangible assets subject to amortization expense relate to licenses to use intellectual property in manufacturing and patents. Intangible assets consist of the following (in thousands):

	June 30, 2004	December 31, 2003
Intangible assets subject to amortization:
Gross carrying amount	$5,046	$4,712
Accumulated amortization	(713)	(236)

	$4,333	$4,476

Intangible asset amortization expense for the three months ended June 30, 2004 and 2003 was $0.2 million and $8,000, respectively, and for the six months ended June 30, 2004 and 2003 was $0.5 million and $8,000, respectively. Estimated aggregate intangible asset amortization expense for each of the fiscal years 2004 through 2008 is expected to be $0.9 million. The weighted average amortization period for intangible assets is five years.

7. Commitments and Contingencies

The Company leases its office space and certain office equipment under noncancelable operating leases. Total rent expense under these operating leases was approximately $0.5 million for the three months ended June 30, 2004 and 2003, respectively, and approximately $1.0 million for the six months ended June 30, 2004 and 2003, respectively. The Company earned rental income from office space subleased to third parties of $0.2 million during the three months ended June 30, 2004 and 2003, respectively, and $0.4 million during the six months ended June 30, 2004 and 2003, respectively.

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

SigmaTel, Inc.

Notes to Condensed Financial Statements-(Continued)

8. Related Party Transactions

Revenues from a significant stockholder were approximately $5.9 million and $1.0 million for the three months ended June 30, 2004 and 2003, respectively, and approximately $9.1 million and $2.2 million for the six months ended June, 2004 and 2003, respectively.

Accounts receivable from sales to an affiliated customer were approximately $4.9 million and $5.6 million as of June 30, 2004 and December 31, 2003, respectively.

The Company paid for legal services to a law firm affiliated with a stockholder of the Company of approximately $197,000 and $15,000 for the three months ended June 30, 2004 and 2003, respectively, and approximately $203,000 and $16,000 for the six months ended June 30, 2004 and 2003, respectively.

At June 30, 2004 and December 31, 2003, the Company had approximately $8,000 and $115,000, respectively, in receivables from non-executive employees to finance their purchases of restricted common stock.

SigmaTel, Inc.

Notes to Condensed Financial Statements-(Continued)

9. Operating Segments and Geographic Information

The Company operated in a single segment, and the Company’s chief operating decision maker uses measurements aggregated at the entity-wide level to manage the business.

The following table summarizes the percentages of revenues by geographic region:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Taiwan	43.8%	45.5%	47.7%	53.3%
China/Hong Kong	29.5	34.7	28.7	25.4
Singapore	18.0	5.0	14.5	6.8
South Korea	5.9	12.5	6.4	9.5
Japan	2.2	1.5	2.2	3.1
U.S.	0.2	0.2	0.2	0.2
Other	0.4	0.6	0.3	1.7

Total sales	100.0%	100.0%	100.0%	100.0%

The table below summarizes the percentage of long-lived assets by geographic region:

	June 30, 2004	December 31, 2003
United States	82%	74%
Taiwan	9	13
Other	9	13

	100%	100%

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Overview”, “Results of Operations”, “Liquidity and Capital Resources” and “Risks That May Affect Future Results” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our condensed financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “SigmaTel” refer to SigmaTel, Inc.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Holystone Enterprise	18.4%	30.0%	21.7%	38.2%
G.M.I. Technology	19.5%	15.4%	18.8%	10.9%
Creative Technology(1)	16.1%	*	13.3%	*
Samsung	14.8%	*	12.5%	*

*	Less than 10%
(1)	Creative Technology holds more than 10% of our outstanding stock and had a representative on our Board of Directors until his resignation on June 10, 2004.

The percentage of our revenues from customers located outside the U.S. was 99.8% for each of the three month and six month periods ended June 30, 2004 and 2003, respectively. Most of the products that use our ICs are manufactured outside of the U.S. As a result, we believe that a substantial majority of our revenues will continue to come from customers located outside of the U.S. All of our revenues to date have been denominated in U.S. dollars.

The percentages of our revenues by country are set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Taiwan	43.8%	45.5%	47.7%	53.3%
China/Hong Kong	29.5	34.7	28.7	25.4
Singapore	18.0	5.0	14.5	6.8
South Korea	5.9	12.5	6.4	9.5
Japan	2.2	1.5	2.2	3.1
U.S.	0.2	0.2	0.2	0.2
Other	0.4	0.6	0.3	1.7

Total	100.0%	100.0%	100.0%	100.0%

Our sales cycles can take up to 12 months to complete and volume production of products that use our ICs can take an additional 3 to 6 months to be achieved, if at all. The lengthy sales cycles of our products make forecasting the volume and timing of orders difficult. In addition, the delays inherent in lengthy sales cycles increase the risk that customers may seek to cancel or modify their orders. Our sales are made by purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, and order lead times can vary period to period, backlog is not a good indicator of our future sales. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.

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

The following describes certain line items in our statements of operations:

Revenues. Revenues consist primarily of sales of our ICs, net of sales discounts or incentives. We recognize revenues on direct sales at the time of shipment to our customers. We defer revenues on sales through distributors with rights of return or price protection until products are resold by such distributors to their customers.

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

Amortization of Deferred Stock-Based Compensation. In connection with grants of stock options and the issuance of warrants as a private company between 2000 and 2003, we recorded an aggregate of $7.5 million in deferred stock-based compensation. These options and warrants are considered compensatory because the fair value of our stock determined for financial reporting purposes was greater than the fair value determined by our board of directors on the date of grant or issuance. As of June 30, 2004, we had an aggregate of $2.0 million of deferred stock-based compensation remaining to be amortized. We are amortizing deferred stock-based compensation over the vesting period of the related options and warrants, which is generally four or five years. This deferred stock-based compensation balance is expected to be amortized as follows: $2.2 million during 2004; $0.9 million during 2005 and $0.4 million during 2006.

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

Results of Operations

The following table sets forth our statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.8	55.3	46.3	55.9

Gross profit	54.2	44.7	53.7	44.1
Operating expenses:
Research and development	19.6	21.1	19.5	24.0
Selling, general and administrative	9.9	13.8	9.5	13.1
Amortization of deferred stock-based compensation	1.1	4.5	2.1	3.5

Total operating expenses	30.6	39.4	31.1	40.6

Operating income	23.6	5.3	22.6	3.5
Interest income	1.0	0.1	1.0	0.1
Interest expense	—	(1.5)	—	(3.1)

Income before income taxes	24.6	3.9	23.6	0.5
Income taxes	0.5	—	0.5	—

Net income attributable to common stockholders	24.1%	3.9%	23.1%	0.5%

Comparison of Three Months Ended June 30, 2004 to Three Months Ended June 30, 2003

Revenues. Revenues for the three months ended June 30, 2004 were $36.6 million compared to $19.7 million for the three months ended June 30, 2003, an increase of 86.1%. This increase was due to an increase in revenues from portable audio SoCs and audio codecs, offset by a slight decrease in our USB peripheral ICs. The increase in revenues from our portable audio SoCs was due to the continued growth of the emerging portable compressed audio player market and our favorable competitive position within that market. Revenues from our portable audio SoCs were 85.4% of total revenues for the three months ended June 30, 2004. Our favorable competitive position in this market is primarily due to our integration of analog and digital components onto a single IC, and the resulting small form factor, low power consumption, and overall low cost to our customers. The increase in revenues from audio codecs was due to increased sales to PC manufacturers and their ODMs partially offset by decreased sales to sound card manufacturers.

Revenues from Holystone, our largest distributor located in Taiwan, increased by $0.8 million from $5.9 million in the three months ended June 30, 2003, but decreased to 18.4% of total revenues during the three months ended June 30, 2004 from 30.0% during the three months ended June 30, 2003 due to stronger demand for our portable audio SoCs in geographic regions such as China and South Korea. Sales to Creative Technology, an affiliate, increased to 16.1% of total revenues during the three months ended June 30, 2004 from less than 10% during the three months ended June 30, 2003 due to an increase in their purchases of our portable audio SoCs. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 54.2% for the three months ended June 30, 2004 compared with 44.7% for the three months ended June 30, 2003. The increase in gross margin was primarily due to a favorable product mix and a reduction in manufacturing costs, which included both lower wafer costs, lower test costs and improved manufacturing yields. The favorable product mix resulted from increased revenues from our portable audio SoCs as a percentage of total revenues, as the gross margin from these products is generally higher than from our audio codecs. Also, the increase in revenues of our STMP 35XX family of products caused higher overall margins for our portable audio SoC’s. We expect our gross margins for the third quarter of 2004 to be consistent with those achieved during the second quarter of 2004. However, increased competition could adversely impact our pricing, particularly in the portable compressed audio player and USB peripherals markets, which could adversely impact our gross margins.

Research and Development. Research and development expenses increased to $7.2 million, or 19.6% of revenues, for the three months ended June 30, 2004 from $4.2 million, or 21.1% of revenues, for the three months ended June 30, 2003. This dollar increase of 72.6% was primarily due to increases in our engineering headcount, including independent contractors, as well as increases in the costs of design tools. Such increases were primarily to support hardware and software development on our latest portable audio SoCs, the STMP 35XX and STMP 36XX families of products, as well as our latest USB peripheral IC, the STBD 2010, and audio codecs targeted for applications in the PC market, including the Intel High Definition Audio standard, also known as Azalia. This increased research and development spending has resulted in substantial progress on or completion of the design of these products and the creation of several patentable inventions, enabling us to identify additional U.S. patent applications covering inventions made during the STMP 35XX and STBD 2010 design processes. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in revenue.

Selling, General and Administrative. Selling, general and administrative expenses increased to $3.6 million, or 9.8% of revenues, for the three months ended June 30, 2004 from $2.7 million, or 13.8% of revenues, for the three months ended June 30, 2003. This dollar increase of 32.6% was due to increases in sales, marketing, and administrative personnel, as well as increases in commissions paid to independent sales representatives due to our revenue growth. We expect that selling, general and administrative expenses will increase in absolute dollars in future periods as we continue to increase our staffing and customer support and associated costs, but such expenses will fluctuate as a percentage of revenues due to changes in revenues.

Amortization of Deferred Stock-Based Compensation. We record deferred stock-based compensation for the difference between the exercise price of option grants and the fair value of our common stock at the time of such grants which resulted in amortization expense of $0.4 million and $0.9 million for the three months ended June 30, 2004, and 2003, respectively.

Interest Income. Interest income increased to $0.3 million for the three months ended June 30, 2004 from $13,000 for the three months ended June 30, 2003. This was due to increased income earned on our cash balances and investments in short-term marketable securities since the completion of our initial public offering in September 2003.

Interest Expense. Interest expense decreased to $8,000 for the three months ended June 30, 2004 from $0.3 million for the three months ended June 30, 2003. This was due to a decrease in non-cash interest charges related to warrants issued to investors for their guarantee of certain of our indebtedness from April 2001 through April 2003, as well as, decreased interest expense on lower levels of debt outstanding during the 2004 period. During the first quarter of 2003, we raised $8.1 million from sales of our preferred stock and used the proceeds to pay down our debt. During the third quarter of 2003, we successfully completed an initial public offering of approximately 7.4 million shares of our common stock, which resulted in net proceeds to us of approximately $101.4 million. A portion of the proceeds was used to pay off all of our existing long-term debt.

Income Taxes. Income tax expense increased to $0.2 million for the three months ended June 30, 2004 from $8,000 for the three months ended June 30, 2003. This was due to an increase in income before income taxes to $9.0 million for the three months ended June 30, 2004 compared to $0.8 million for the three months ended June 30, 2003. Our effective tax rate was 2.0% and 1.0% for the three month periods ended June 30, 2004 and 2003, respectively, which is less than the statutory rate on taxable income due to the utilization of prior period net operating losses.

Comparison of Six Months Ended June 30, 2004 to Six Months Ended June 30, 2003

Revenues. Revenues for the six months ended June 30, 2004 were $68.1 million compared to $32.5 million for the six months ended June 30, 2003, an increase of 109.3%. This increase was due to an increase in revenues from all of our product lines—portable audio SoCs, audio codecs and USB peripheral ICs. The increase in revenues from our portable audio SoCs was due to the continued growth of the emerging portable compressed audio player market and our favorable competitive position within that market. Revenues from our portable audio SoCs were 83.2% of total revenues for the six months ended June 30, 2004. Our favorable competitive position in this market is primarily due to our integration of analog and digital components onto a single IC, and the resulting small form factor, low power consumption, and overall low cost to our customers. The increase in revenues from audio codecs was due to increased sales to PC manufacturers and their ODMs partially offset by decreased sales to sound card manufacturers.

Revenues from Holystone, our largest distributor located in Taiwan, increased by $2.4 million from $12.4 million in the six months ended June 30, 2003, but decreased to 21.7% of total revenues during the six months ended June 30, 2004 from 38.2% during the six months ended June 30, 2003 due to stronger demand for our portable audio SoCs in geographic regions such as China and South Korea. Sales to Creative Technology, an affiliate, increased to 13.3% of total revenues during the six months ended June 30, 2004 from less than 10% during the six months ended June 30, 2003 due to an increase in their purchases of our portable audio SoCs. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 53.7% for the six months ended June 30, 2004 compared with 44.1% for the six months ended June 30, 2003. The increase in gross margin was primarily due to a favorable product mix and a reduction in manufacturing costs, which included both lower wafer costs, lower test costs and improved manufacturing yields. The favorable product mix resulted from increased revenues from our portable audio SoCs and USB peripheral ICs, as a percentage of total revenues, as the gross margin from these products is generally higher than from our audio codecs. Also, the increase in revenues of our STMP 35XX family of products caused higher overall margins for our portable audio SoC’s. We expect our gross margins for the third quarter of 2004 to be consistent with those achieved during the first half of 2004. However, increased competition could adversely impact our pricing, particularly in the portable compressed audio player and USB peripherals markets, which could adversely impact our gross margins.

Research and Development. Research and development expenses increased to $13.3 million, or 19.5% of revenues, for the six months ended June 30, 2004 from $7.8 million, or 24.0% of revenues, for the six months ended June 30, 2003. This dollar increase of 69.6% was primarily due to increases in our engineering headcount, including independent contractors, as well as increases in the costs of design tools and mask revisions. Such increases were primarily to support hardware and software development on our latest portable audio SoCs, the STMP 35XX and STMP 36XX families of products, as well as our latest USB peripheral IC, the STBD 2010, and audio codecs targeted for applications in the PC market, including the Intel High Definition Audio standard, also known as Azalia. This increased research and development spending has resulted in substantial progress on or completion of the design of these products and the creation of several patentable inventions, enabling us to identify additional U.S. patent applications covering inventions made during the STMP 35XX and STBD 2010 design processes. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in revenue.

Selling, General and Administrative. Selling, general and administrative expenses increased to $6.5 million, or 9.5% of revenues, for the six months ended June 30, 2004 from $4.3 million, or 13.1% of revenues, for the six months ended June 30, 2003. This dollar increase of 52.8% was due to increases in sales, marketing, and administrative personnel, as well as increases in commissions paid to independent sales representatives due to our revenue growth. We expect that selling, general and administrative expenses will increase in absolute dollars in future periods as we continue to increase our staffing and customer support and associated costs, but such expenses will fluctuate as a percentage of revenues due to changes in revenues.

Amortization of Deferred Stock-Based Compensation. We record deferred stock-based compensation for the difference between the exercise price of option grants and the fair value of our common stock at the time of such grants which resulted in amortization expense of $1.4 million and $1.1 million for the six months ended June 30, 2004, and 2003, respectively.

Interest Income. Interest income increased to $0.7 million for the six months ended June 30, 2004 from $22,000 for the six months ended June 30, 2003. This was due to increased income earned on our cash balances and investments in short-term marketable securities since the completion of our initial public offering in September 2003.

Interest Expense. Interest expense decreased to $16,000 for the six months ended June 30, 2004 from $1.0 million for the six months ended June 30, 2003. This was due to a decrease in non-cash interest charges related to warrants issued to investors for their guarantee of certain of our indebtedness from April 2001 through April 2003, as well as, decreased interest expense on lower levels of debt outstanding during the 2004 period. During the first quarter of 2003, we raised $8.1 million from sales of our preferred stock and used the proceeds to pay down our debt. During the third quarter of 2003, we successfully completed an initial public offering of approximately 7.4 million shares of our common stock, which resulted in net proceeds to us of approximately $101.4 million. A portion of the proceeds was used to pay off all of our existing long-term debt.

Income Taxes. Income tax expense increased to $0.3 million for the six months ended June 30, 2004 from $8,000 for the six months ended June 30, 2003. This was due to an increase in income before income taxes to $16.1 million for the six months ended June 30, 2004 compared to $0.2 million for the six months ended June 30, 2003. Our effective tax rate was 2.0% and 5.0% for the six month periods ended June 30, 2004 and 2003, respectively, which is less than the statutory rate on taxable income due to the utilization of prior period net operating losses.

Liquidity and Capital Resources

As of June 30, 2004, we had $128.8 million in cash, cash equivalents and short-term investments. On September 19, 2003, we completed an initial public offering of approximately 7.4 million shares of our common stock resulting in net proceeds to us of approximately $101.4 million. On February 18, 2004, we completed a follow-on public offering of 250,000 shares of our common stock resulting in net proceeds to us of approximately $5.3 million.

Net cash provided by operating activities was $16.0 million for the six months ended June 30, 2004, while our operating activities used cash in the amount of $0.3 million during the six months ended June 30, 2003. The improvement in our operating cash flows is primarily the result of increased revenues, gross margins and net income. Our accounts receivable increased $3.2 million and $6.5 million during the six months ended June 30, 2004 and 2003, respectively. These changes are due to fluctuations in revenues and the timing of customer payments. Our inventories increased $6.6 million and $2.0 million during the six months ended June 30, 2004 and June 30, 2003, respectively. This increase in inventories in 2004 is required to support the increases in our revenues. Our reserve for slow-moving and obsolete inventory as a percentage of total inventory was 9.5% and 12.5% as of June 30, 2004 and December 31, 2003, respectively. We monitor and analyze our inventory for obsolescence and adjust this reserve accordingly. Although the reserve decreased as a percentage of total inventory, it increased by $0.3 million from $1.4 million at December 31, 2003. This was due to additional reserve of $0.8 million for obsolescence offset by scrap and sales of items which had previously been reserved of $0.5 million. Our accounts payable increased $3.1 million and $0.7 million during the six months ended June 30, 2004 and 2003, respectively. These changes are due to the timing of payments to suppliers. Our deferred revenue increased $2.9 million and $2.6 million during the six months ended June 30, 2004 and 2003, respectively, due to increases in our products held at distributors to enable them to meet increased customer demand for our products.

Our investing activities used cash of $48.2 million and $1.5 million during the six months ended June 30, 2004 and 2003, respectively. Investing activities primarily represented purchases of capital equipment in the 2003 period and purchases of capital equipment and short-term investments in the 2004 period.

Capital expenditures were $6.6 million and $1.5 million during the six months ended June 30, 2004 and 2003, respectively. These expenditures were primarily for the purchase of design software and engineering tools and other computer equipment and software. We purchased certain intellectual property from a third party during the third quarter of 2003 that resulted in cash expenditures of $3.8 million in the six months ended June 30, 2004. Research and development resources are required to develop and expand our core technologies and proprietary product offerings. Our research and development expenses were $13.3 million and $7.8 million during the six months ended June 30, 2004 and 2003, respectively. These expenditures resulted in the enhancement of our product offerings, technological know how and inventions that have yielded several U.S. patents and pending U.S. patents. We expect to continue to incur significant research and development expenses and will fund these expenses with operating cash flow and existing cash balances.

Our financing activities provided $8.4 million and $4.0 million during the six months ended June 30, 2004 and 2003, respectively. During the first six months of 2003, we received proceeds of $8.1 million from the issuance of convertible preferred stock and $5.2 million from proceeds from long-term debt. A substantial portion of these proceeds was used to pay down and refinance our bank credit facility. On February 18, 2004, we completed a follow-on equity offering and received $5.3 million of net offering proceeds. We also received $2.1 million in proceeds from the exercise of employee stock options and $0.9 million from the purchase of stock under our Employee Stock Purchase Plan. These proceeds were invested in short-term, investment grade, interest bearing instruments, pending their use to fund working capital and capital expenditures as required.

The fair value of our investments in marketable securities at June 30, 2004 was $90.8 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

We believe our existing cash balances and short-term investments, together with cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all.

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

Revenues from product sales to customers other than distributors are recognized upon shipment and reserves are provided for estimated allowances. We defer recognition of revenues on sales to distributors with rights of return or price protection until our product has been sold by the distributor to their customers.

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

Accounting for Stock-Based Compensation. We account for our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. We amortize stock-based compensation over the vesting periods of the related options, which are generally either four or five years, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the Unaudited Condensed Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2004 and for the three and six month periods then ended contained elsewhere in this Form 10-Q.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing the income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. As of June 30, 2004, all of our investments were in money market accounts or investment grade securities.

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

Due primarily to increased sales of our portable audio SoCs, we have experienced significant revenue growth and have gained significant market share in a relatively short period of time. Specifically, our annual revenues increased from $30.9 million in 2002 to $100.2 million in 2003 and our revenues have increased from $32.5 million in the first six months of 2003 to $68.1 million in the first six months of 2004. However, we do not expect similar revenue growth or market share gains in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

We have incurred losses in prior periods and may incur losses in the future.

Although we had net income of $15.8 million for the six months ended June 30, 2004 and $10.0 million for the year ended December 31, 2003, we incurred net losses of approximately $8.3 million and $18.4 million for the years ended December 31, 2002 and 2001, respectively. As of June 30, 2004, we had an accumulated deficit of approximately $27.3 million. Despite realizing net income in the six months ended June 30, 2004 and in the year ended December 31, 2003, we may incur losses in the future. We expect our operating expenses to increase as we pursue our strategic objectives. Our results of operations for the six months ended June 30, 2004 include non-cash charges of $1.4 million related to stock based compensation. We will continue to incur stock-based compensation in the future as a result of past option grants. Our ability to maintain profitability depends on the rate of growth of our target markets, the continued market acceptance of our customers’ products, the competitive position of our products, and our ability to develop new products. Even though we have achieved profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

We depend on a few key customers for a substantial majority of our sales and the loss of, or a significant reduction in orders from, any of them would likely significantly reduce our revenues.

For the six months ended June 30, 2004 and 2003, sales to our top five customers accounted for approximately 74.4% and 70.7%, respectively, of our revenues. Our operating results in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our ICs. Our revenues would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers who place large orders, would harm our financial performance. Because our sales are made by means of standard purchase orders rather than long term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these sales channels, our revenues would likely decline.

Sales to a small number of distributors generate a significant amount of our revenues. Our sales through distributors accounted for 70.0% and 77.4% of our revenues for the six months ended June 30, 2004 and 2003, respectively. Our sales to Holystone, a distributor, accounted for 21.7% and 38.2% of our revenues in the six months ended June 30, 2004 and 2003, respectively, and our sales to G.M.I., also a distributor, accounted for 18.8% and 10.9% of our revenues in the six months ended June 30, 2004 and 2003, respectively. If Holystone, G.M.I. or our other distributors were to materially reduce their purchases from us, our business, financial condition and results of operations would suffer.

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

We derive a substantial portion of our revenues from a limited number of products that are used in consumer electronic devices. The consumer electronics market is characterized by intense competition, rapidly evolving technology, and ever-changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles and significant price competition. The dynamic nature of this market limits our, as well as our customers’, ability to accurately forecast quarterly and annual sales. If we, or our customers, are unable to manage product transitions, our business and results of operations could be negatively affected. For example, if our customers transition from one type of flash memory to another type and our product is not compatible with the new type of flash memory, sales of our ICs would be adversely affected if we were unable to update our product in a timely manner. In addition, we are subject to the risk of supply problems with other components of the end products of our customers. For example, if our customers could not obtain sufficient supplies of flash memory or hard disk drives, key components in many portable compressed audio players, the sales of our products that are also included in such devices would be adversely affected. Furthermore, continuing technological advancement in consumer electronic devices, which is a significant driver of customer demand, is largely beyond our control.

The expansion of the consumer electronics market in general, and the demand for MP3 products in particular, may be adversely impacted by the enforcement of limits on file sharing and downloadable music. The major record labels have complained about consumers downloading music off of the Internet without paying any fees or royalties to the owners of that music. In particular, the Recording Industry Association of America, a recording industry trade group, has sued numerous individuals who illegally distribute copyrighted songs over the Internet. If the record labels, other music producers, or other parties are successful in limiting the ability of consumers to obtain free music on the Internet, the demand for consumer electronic devices such as MP3 players that use our ICs may decline. Any decline in consumer spending, such as the decline in United States retail sales during June 2004 recently announced by the United States Commerce Department, whether relating to general economic conditions, future terrorist attacks or disease outbreaks, such as Severe Acute Respiratory Syndrome, or SARS, could also limit the expansion of the consumer electronics market, thus adversely affecting our business.

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

China and South Korea, where we have significant sales, are currently experiencing a slowdown in economic growth, which may reduce our expected revenues while the slowdown continues.

A significant portion of our sales to manufacturers of compressed digital audio players occur in China and South Korea, two countries that are currently experiencing a slowdown in economic growth. During the six months ended June 30, 2004, 28.7% of our sales occurred in China and 6.4% of our sales occurred in South Korea. While we cannot precisely determine the percentage of worldwide end user purchases of compressed digital audio players that occur in China and South Korea, some of our customers have indicated that the growth in their sales to end customers in China and South Korea will be slower than originally anticipated due to the overall slowdown in economic growth in those countries. Thus, our ability to increase revenues and grow our profits in the short term could be negatively impacted as a result of the current slowdown in economic growth in China and South Korea.

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

We have in the past and may in the future experience significant period-to-period fluctuations in our revenues and operating results due to a number of factors, including:

•	the timing and volume of purchase orders and cancellations from our customers;

•	the rate of acceptance of our products by our customers;

•	the rate of growth of the market for analog-intensive, mixed-signal ICs;

•	fluctuation and seasonality in demand for our products;

•	increases in prices charged by our foundries and other third-party subcontractors;

•	the availability of third-party foundry capacity;

•	the availability of components used in our customers’ products, such as flash memory or hard drives, which are key components in many portable compressed audio players;

•	fluctuations in manufacturing yields;

•	the difficulty of forecasting and managing our inventory and production levels;

•	the rate at which new markets emerge for products we are currently developing or our ability to develop new products;

•	our involvement in litigation;

•	natural disasters, particularly earthquakes, or disease outbreaks, such as the recent outbreak of SARS, affecting countries in which we conduct our business or in which our products are manufactured, assembled, or tested;

•	changes in our product mix; and

•	the evolution of industry standards.

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

Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of their products than we can. Our current and potential competitors may develop and introduce new products that will be priced lower, provide superior performance or achieve greater market acceptance than our products. In addition, in the event of a manufacturing capacity shortage, these competitors may be able to obtain capacity when we are unable to do so. Furthermore, our current or potential competitors have established, or may establish, financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share, which would harm our business.

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

Our sales outside of the U.S. as a percentage of total sales were 99.8% for each of the six month periods ended June 30, 2004 and 2003, respectively. We plan to expand our international sales activities, but may not be able to maintain or increase international market demand for our products. Our international sales are subject to a number of risks, including:

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

Item 4: Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2004 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During our last fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Many participants in the semiconductor industry have a significant number of patents and have frequently demonstrated a willingness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims have led to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets, or invalidity of our patents will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not materially and adversely affect our business, financial condition and results of operations. As of June 30, 2004, we were not a party to any material legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

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

As of June 30, 2004, we used the net proceeds of the offering as follows:

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

(e) Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On April 21, 2004, we held our Annual Meeting of Stockholders. The matters voted upon at the meeting and the results of those votes were as follows:

1. Election of Class I Directors

	Total Vote For Each Director	Total Vote Withheld From Each Director
Ronald P. Edgerton	31,022,604	497,535
William P. Osborne	31,156,475	363,664

2. Ratification of our Board of Directors’ March 16, 2004 election of Robert T. Derby as a new Class II director to serve on the Board of Directors until our 2005 annual meeting of stockholders, or until his successor is elected and qualified

Votes For	Votes Against	Votes Abstaining
31,475,074	44,765	300

The terms of Alexander M. Davern and C. Hock Leow, our other Class II directors, and John A. Hime and Kenneth P. Lawler, our Class III directors, continued after the Annual Meeting of Stockholders. Mr. Leow resigned from our Board of Directors on June 10, 2004.

3. Ratification of the appointment of PriceWaterhouseCoopers LLP as independent auditors for the fiscal year ending December 31, 2004.

Votes For	Votes Against	Votes Abstaining
31,514,939	4,900	300

Item 5. Other Information

(a) Not applicable.

(b) Not applicable.

Item 6. Exhibits and Reports on Form 8-K:

(a)	Exhibits: See Exhibit Index

(b)	During the fiscal quarter ended June 30, 2004, we filed the following Current Reports on Form 8-K:

We filed a Form 8-K on April 20, 2004 (Items 7 and 12) providing the press release describing our results of operations for the fiscal quarter ended March 31, 2004.

We filed a Form 8-K on June 16, 2004 (Items 7 and 10) providing as an Exhibit our First Amended Code of Business Conduct and Ethics and announcing that, due to the June 10, 2004 resignation of C. Hock Leow from our Board of Directors, at a meeting held on June 15, 2004, our Board of Directors amended our Code of Business Conduct and Ethics to delete former Section 13 of that Code.

SIGMATEL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATEL, INC.

Dated: July 20, 2004	By:	/s/ Ross A.Goolsby
Ross A. Goolsby
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number
3.1(1)	Second Restated Certificate of Incorporation of SigmaTel, Inc.

3.2(2)	Amended and Restated Bylaws of SigmaTel, Inc.

4.1(2)	Specimen certificate for shares of common stock

10.1(2)	SigmaTel 1995 Stock Option/Stock Issuance Plan, as amended to date

10.2(2)	SigmaTel 2003 Equity Incentive Plan

10.3(2)	SigmaTel Employee Stock Purchase Plan

10.4(2)	Second Amended and Restated Investors’ Rights Agreement dated August 15, 2000, by and among SigmaTel and certain holders of preferred stock or common stock

10.5(2)	First Amendment to Second Amended and Restated Investors’ Rights Agreement dated November 17, 2000, by and between SigmaTel and Cirrus Logic, Inc.

10.6(2)	Second Amendment to Second Amended and Restated Investors’ Rights Agreement dated July 1, 2003, by and between SigmaTel and certain holders of preferred or common stock.

10.7(2)	Lease Agreement effective August 6, 1999, by and between SigmaTel and Desta Two Partnership Ltd.

10.8(2)	Amendment No. 1 to Lease Agreement, effective January 1, 2000, by and between SigmaTel and Desta Two Partnership Ltd.

10.9(2)	Sublease dated July 16 2001, by and between SigmaTel and Texas Networking, Inc.

10.10(2)	Office Building Lease Agreement dated June 12, 2000, by and between SigmaTel and BC Plaza II/III Ltd.

10.11(2)	Amended and Restated Loan and Security Agreement dated March 4, 2003, by and between SigmaTel and Silicon Valley Bank

10.12(2)	Executive Employment Agreement dated as of March 26, 2001 by and between Ronald Edgerton and SigmaTel

10.13(2)	Employment Agreement dated as of January 19, 2001 by and between Alan Green and SigmaTel

10.14(2)	Form of notes convertible into Series I Preferred Stock ($6.3 million total principal amount issued)

10.15(2)	Form of Indemnification Agreement for directors and officers

10.16(3)	Executive Employment Agreement dated as of May 20, 2003 by and between Ross Goolsby and SigmaTel

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(1)	Incorporated by reference to Exhibit 3.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-112280), filed with the Securities and Exchange Commission on January 28, 2004.