Form 10-Q
period 2004-09-30
SIGMATEL INC
filed 2004-10-19
CIK 1043639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 34,301,346 as of October 10, 2004.

SIGMATEL, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SIGMATEL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$37,390	$61,841
Short-term investments	80,252	49,420
Accounts receivable, net	27,466	15,989
Inventories, net	13,591	9,904
Deferred tax asset	9,587	—
Prepaid expenses and other current assets	4,011	1,333

Total current assets	172,297	138,487

Property, equipment and software, net	4,256	3,792
Intangible assets, net	4,457	4,476
Other assets	526	122

Total assets	$181,536	$146,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,571	$13,466
Accrued payroll	2,137	870
Other accrued expenses	2,698	2,561
Deferred revenue	6,391	3,645
Current portion of capital lease obligations	54	48

Total current liabilities	25,851	20,590

Capital lease obligations, net of current portion	22	63
Other liabilities	115	116

Total liabilities	25,988	20,769

Stockholders’ equity:
Common stock, $.0001 par value; 170,000,000 shares authorized; shares issued and outstanding: 34,319,997 and 34,230,041 at 2004 and 34,270,961 and 34,181,005 at 2003, respectively	3	3
Additional paid-in capital	167,939	173,737
Notes receivable from stockholders	(7)	(115)
Deferred stock-based compensation	(1,618)	(3,678)
Treasury stock, 89,956 common shares, at cost	(741)	(741)
Accumulated deficit	(10,028)	(43,098)

Total stockholders’ equity	155,548	126,108

Total liabilities and stockholders’ equity	$181,536	$146,877

The accompanying notes are an integral part of these consolidated condensed financial statements.

SIGMATEL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues, net	$48,112	$32,706	$116,220	$65,254
Cost of goods sold (1)	22,033	16,988	53,595	35,196

Gross Profit	26,079	15,718	62,625	30,058

Operating Expenses:
Research and development (1)	8,603	4,674	21,856	12,490
Selling, general and administrative (1)	3,964	2,716	10,466	6,971
Amortization of deferred stock-based compensation	424	1,860	1,821	2,988
Litigation settlement (Note 8)	—	4,500	—	4,500

Total operating expenses	12,991	13,750	34,143	26,949

Operating income	13,088	1,968	28,482	3,109

Other income (expense):
Interest income	446	22	1,140	44
Interest expense	(3)	(238)	(19)	(1,243)

Total other income (expense)	443	(216)	1,121	(1,199)

Income before income taxes	13,531	1,752	29,603	1,910

Income tax benefit (expense)	3,787	(70)	3,467	(78)

Net income	17,318	1,682	33,070	1,832
Deemed dividends on preferred stock	—	(513)	—	(8,768)

Net income (loss) attributable to common stockholders	$17,318	$1,169	$33,070	$(6,936)

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE	$0.50	$0.15	$0.95	$(1.07)

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS PER SHARE	$0.46	$0.04	$0.87	$(1.07)

WEIGHTED AVERAGE SHARES USED TO COMPUTE:
Basic net income (loss) attributable to common stockholders per share	34,537,784	7,733,292	34,725,468	6,487,232
Diluted net income (loss) attributable to common stockholders per share	37,381,964	29,536,606	38,013,192	6,487,232

(1)	Amounts exclude amortization of deferred stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cost of goods sold	$19	$44	$87	$86
Research and development	264	577	1,150	1,236
Selling, general & administrative	141	1,239	584	1,666

Total	$424	$1,860	$1,821	$2,988

The accompanying notes are an integral part of these consolidated condensed financial statements.

SIGMATEL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$33,070	$1,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,567	2,705
Amortization of deferred stock-based compensation	1,821	2,988
Deferred income tax benefit	(9,587)	—
Tax benefit related to exercise of employee stock options	5,794	—
Other non-cash expenses	440	952
Changes in assets and liabilities:
Accounts receivable, net	(11,478)	(10,106)
Inventories, net	(3,687)	(5,760)
Prepaid expenses and other assets	(3,078)	(154)
Accounts payable	4,601	5,033
Accrued expenses	1,467	2,760
Deferred revenue and other liabilities	2,682	2,717

Net cash provided by operating activities	25,612	2,967

Cash flows from investing activities:
Maturities of short-term investments	63,251	—
Purchase of short-term investments	(94,369)	—
Purchase of property, equipment, software and intangible assets	(7,509)	(2,056)

Net cash used in investing activities	(38,627)	(2,056)

Cash flows from financing activities:
Proceeds from long-term debt	—	5,150
Repayments under revolving line of credit, net	—	(8,923)
Payments on long-term debt	—	(5,000)
Payments on capital lease obligations	(35)	(63)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	8,090
Payments of interest on convertible notes	—	(1,564)
Proceeds from notes receivable from stockholders	109	144
Proceeds from issuance of common stock, net of issuance costs	9,511	101,529
Purchases of treasury stock	(21,021)	—

Net cash provided by (used in) financing activities	(11,436)	99,363

Net increase (decrease) in cash and cash equivalents	(24,451)	100,274
Cash and cash equivalents, beginning of period	61,841	2,859

Cash and cash equivalents, end of period	$37,390	$103,133

The accompanying notes are an integral part of these consolidated condensed financial statements.

SigmaTel, Inc.

Notes to Consolidated Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include the accounts of SigmaTel, Inc. and its wholly owned subsidiary, SigmaTel Hong Kong, Ltd. (the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three month and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

In September of 2004, SigmaTel Hong Kong, Ltd. was established and incorporated in Hong Kong as a wholly owned subsidiary of SigmaTel, Inc. for the purpose of providing engineering support for product development issues to customers in Asia. It will serve customers throughout mainland China, Hong Kong and Taiwan.

2. Equity Offerings

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

The sale of shares of common stock by the Company, including the sale of 383,917 shares pursuant to the exercise of the over-allotment option by the underwriters, resulted in aggregate gross proceeds of approximately $110.8 million, approximately $7.8 million of which the Company applied to underwriting discounts and commissions and approximately $1.6 million of which the Company applied to related costs. As a result, the Company received approximately $101.4 million of the offering proceeds.

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

SigmaTel, Inc.

Notes to Consolidated Condensed Financial Statements-(Continued)

In July of 2004, the Company’s Board of Directors authorized a share repurchase plan for up to $30 million of common stock. Under this plan, the Company used $21.0 million of cash during July and August of 2004 to purchase 1,381,991 shares of common stock. All shares purchased during the three months ended September 30, 2004 were retired during the period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) attributable to common stockholders, as reported	$17,318	$1,169	$33,070	$(6,936)
Add: Stock-based employee compensation expense recognized in net income (loss) attributable to common stockholders, net of related income tax effects	424	1,768	1,821	2,737
Deduct: Stock-based employee compensation expense determined under the fair value based method for all employee awards, net of related income tax effects	(1,106)	(1,738)	(4,048)	(2,693)

Pro forma net income (loss) attributable to common stockholders	$16,636	$1,199	$30,843	$(6,892)

Pro forma basic net income (loss) attributable to common stockholders per share, as adjusted	$0.48	$0.16	$0.89	$(1.06)

Pro forma diluted net income (loss) attributable to common stockholders per share, as adjusted	$0.45	$0.04	$0.81	$(1.06)

SigmaTel, Inc.

Notes to Consolidated Condensed Financial Statements-(Continued)

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period from non-owner sources. For the three months and nine months ended September 30, 2004 and 2003, there were no differences between the Company’s net income (loss) and its comprehensive income (loss).

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) attributable to common stockholders per share is as follows (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income (loss) attributable to common stockholders	$17,318	$1,169	$33,070	$(6,936)

Denominator:
Weighted-average common stock outstanding	34,576,758	7,802,305	34,775,594	6,539,747
Less: weighted-average shares subject to repurchase	(38,974)	(69,013)	(50,126)	(52,515)

Weighted-average shares used in computing basic net income (loss) attributable to common stockholders per share	34,537,784	7,733,292	34,725,468	6,487,232
Dilutive potential common shares used in computing diluted net income (loss) attributable to common stockholders per share	2,844,180	21,803,314	3,287,724	—

Total weighted-average number of shares used in computing diluted net income (loss) attributable to common stockholders per share	37,381,964	29,536,606	38,013,192	6,487,232

SigmaTel, Inc.

Notes to Consolidated Condensed Financial Statements-(Continued)

The following outstanding options, common stock subject to repurchase, redeemable convertible preferred stock and warrants were excluded from the computation of diluted net income (loss) per share as they had an antidilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Options to purchase common stock	1,191,906	—	552,346	3,913,893
Common stock subject to repurchase	—	—	—	52,515
Redeemable convertible preferred stock	—	—	—	19,177,818
Warrants	—	—	—	1,522,215
Convertible notes	—	1,022,102	—	1,022,102

Included in the calculation of net income (loss) attributable to common stockholders are deemed dividends of zero and $0.5 million for the three months ended September 30, 2004 and 2003, respectively, and zero and $8.8 million for the nine months ended September 30, 2004 and 2003, respectively, related to the issuance of the Company’s Series F, H and J Preferred Stock.

4. Short-term Investments

Short-term investments at September 30, 2004 and December 31, 2003, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $80.3 million and $49.4 million, respectively. The fair value of these instruments are based on market interest rates and other market information available to management as of each balance sheet date presented and was not materially different than the aggregate cost.

Short-term investments consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Available-for-sale securities:
Commercial paper	$6,587	$19,949
U.S. agencies	10,847	—
Auction rate preferreds	61,250	44,300
Corporate notes	9,308	5,120

Total investments	87,992	69,369
Less cash equivalents	(7,740)	(19,949)

	$80,252	$49,420

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at cost, which is not materially different than market value as of September 30, 2004. $1.6 million of investments mature beyond one year and within five years and $61.3 million of investments mature beyond five years, but have interest rate maturities of less than thirty-five days.

SigmaTel, Inc.

Notes to Consolidated Condensed Financial Statements-(Continued)

5. Inventories

Inventories consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Work in process	$7,652	$3,342
Finished goods	5,939	6,562

	$13,591	$9,904

At September 30, 2004 and December 31, 2003, the Company’s reserve for slow-moving and obsolete inventory was approximately $1.8 million and $1.4 million, respectively. This increase resulted from additional reserve of $1.1 million for obsolescence offset by scrap and sales of items which had previously been reserved of $0.7 million.

6. Intangible Assets

Intangible assets subject to amortization expense relate to licenses to use intellectual property in manufacturing and patents. Intangible assets consist of the following (in thousands):

	September 30, 2004	December 31, 2003
Intangible assets subject to amortization:
Gross carrying amount	$5,428	$4,712
Accumulated amortization	(971)	(236)

	$4,457	$4,476

Intangible asset amortization expense for the three months ended September 30, 2004 and 2003 was $0.3 million and $13,000, respectively, and for the nine months ended September 30, 2004 and 2003 was $0.7 million and $13,000, respectively. Estimated aggregate intangible asset amortization expense is expected to be $1.0 million for each of the fiscal years 2004 through 2007 and $0.8 million in 2008. The weighted average amortization period for intangible assets is five years.

7. Income Taxes

The provision for income taxes has been calculated based on the Company’s estimate of its effective tax rate for the full fiscal year. At September 30, 2004, the Company increased its estimate of the effective tax rate for its year ending December 31, 2004 from 2.0% to 16.7%. The increase resulted primarily from the reversal of a valuation allowance of $8.4 million on the Company’s deferred tax asset, based on management’s belief that it is more likely than not that the net deferred tax asset will be realized after 2004 as a result of current year taxable income and expected future taxable income.

8. Commitments and Contingencies

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

SigmaTel, Inc.

Notes to Consolidated Condensed Financial Statements-(Continued)

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

9. Related Party Transactions

Revenues from a significant stockholder were approximately $8.1 million and $6.5 million for the three months ended September 30, 2004 and 2003, respectively, and approximately $17.2 million and $8.7 million for the nine months ended September 30, 2004 and 2003, respectively.

Accounts receivable from sales to an affiliated customer were approximately $8.1 million and $5.6 million as of September 30, 2004 and December 31, 2003, respectively.

The Company paid for legal services to a law firm affiliated with a stockholder of the Company of approximately $7,000 and $0.4 million for the three months ended September 30, 2004 and 2003, respectively, and approximately $0.2 million and $0.4 million for the nine months ended September 30, 2004 and 2003, respectively.

At September 30, 2004 and December 31, 2003, the Company had approximately $7,000 and $0.1 million, respectively, in receivables from non-executive employees to finance their purchases of restricted common stock.

SigmaTel, Inc.

Notes to Consolidated Condensed Financial Statements-(Continued)

10. Operating Segments and Geographic Information

The Company operated in a single segment, and the Company’s chief operating decision maker uses measurements aggregated at the entity-wide level to manage the business.

The following table summarizes the percentages of revenues by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Taiwan	30.2%	46.4%	40.5%	50.4%
China/Hong Kong	44.6	24.8	35.3	24.6
Singapore	18.2	19.9	16.0	13.4
South Korea	4.9	5.8	5.8	7.7
Japan	1.7	2.0	2.0	2.6
United States	0.2	0.4	0.1	0.3
Other	0.2	0.7	0.3	1.0

Total sales	100.0%	100.0%	100.0%	100.0%

The table below summarizes the percentage of long-lived assets by geographic region:

	September 30, 2004	December 31, 2003
United States	87%	74%
Taiwan	3	13
Other	10	13

	100%	100%

SigmaTel, Inc.

Notes to Consolidated Condensed Financial Statements-(Continued)

11. Recent Accounting Pronouncements

In April 2004, the EITF released Issue No. 03-06, Participating Securities and the Two Class Method under SFAS No. 128, Earnings per Share, which addressed a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. It requires that undistributed earnings for the period be allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all the earnings for the period had been distributed in calculating earnings per share. EITF Issue No. 03-06 is effective for fiscal periods beginning after March 15, 2004. It requires that prior period earnings per share amounts be restated to ensure comparability year over year. The adoption of EITF Issue No. 03-06 did not have an impact on the Company’s financial position, results of operations or cash flows.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Overview”, “Results of Operations”, “Liquidity and Capital Resources” and “Risks That May Affect Future Results” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our consolidated condensed financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “SigmaTel” refer to SigmaTel, Inc.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Holystone Enterprise	17.7%	32.4%	20.0%	35.3%
G.M.I. Technology	31.0%	*	23.9%	*
Creative Technology(1)	16.9%	19.9%	14.8%	13.3%

*	Less than 10%
(1)	Creative Technology holds more than 10% of our outstanding stock and had a representative on our Board of Directors until his resignation on June 10, 2004.

The percentage of our revenues from customers located outside the U.S. was 99.8% and 99.6% for the three months ended September 30, 2004 and 2003, respectively, and 99.9% and 99.7% for the nine months ended September 30, 2004 and 2003, respectively. Most of the products that use our ICs are manufactured outside of the U.S. As a result, we believe that a substantial majority of our revenues will continue to come from customers located outside of the U.S. All of our revenues to date have been denominated in U.S. dollars.

The percentages of our revenues by country are set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Taiwan	30.2%	46.4%	40.5%	50.4%
China/Hong Kong	44.6	24.8	35.3	24.6
Singapore	18.2	19.9	16.0	13.4
South Korea	4.9	5.8	5.8	7.7
Japan	1.7	2.0	2.0	2.6
United States	0.2	0.4	0.1	0.3
Other	0.2	0.7	0.3	1.0

Total	100.0%	100.0%	100.0%	100.0%

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

Research and Development. Research and development expense consists primarily of employee, contractor, and related costs, expenses for development testing, evaluation, masking costs, occupancy costs, and depreciation on research and development equipment. All research and development costs are expensed as incurred. We plan to continue to invest a significant amount in research and development activities to develop new products. We expect research and development expenses to increase in absolute dollars.

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

Amortization of Deferred Stock-Based Compensation. In connection with grants of stock options and the issuance of warrants as a private company between 2000 and 2003, we recorded an aggregate of $7.5 million in deferred stock-based compensation. These options and warrants are considered compensatory because the fair value of our stock determined for financial reporting purposes was greater than the fair value determined by our board of directors on the date of grant or issuance. As of September 30, 2004, we had an aggregate of $1.6 million of deferred stock-based compensation remaining to be amortized. We are amortizing deferred stock-based compensation over the vesting period of the related options and warrants, which is generally four or five years. This deferred stock-based compensation balance is expected to be amortized as follows: $2.2 million during 2004; $0.9 million during 2005 and $0.4 million during 2006.

Provision for Income Taxes. As of December 31, 2003, we had net operating loss carryforwards of approximately $36.3 million. These net operating loss carryforwards will expire at various dates beginning in 2011. We also had research and development tax credit carryforwards of approximately $2.4 million for federal income tax purposes. The federal research and development tax credit carryforward will expire at various dates beginning in 2011. The state research credit can be carried forward indefinitely. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. During the three months ended September 30, 2004, we released $8.4 million of valuation allowance based on management’s belief that it is more likely than not that this amount of deferred tax asset will be realized after 2004 as a result of current year taxable income and expected future taxable income.

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

Results of Operations

The following table sets forth our statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	45.8	51.9	46.1	53.9

Gross profit	54.2	48.1	53.9	46.1
Operating expenses:
Research and development	17.9	14.3	18.8	19.1
Selling, general and administrative	8.2	8.3	9.0	10.7
Amortization of deferred stock-based compensation	0.9	5.7	1.6	4.6
Litigation settlement	—	13.8	—	6.9

Total operating expenses	27.0	42.0	29.4	41.3

Operating income	27.2	6.0	24.5	4.8
Interest income	0.9	0.1	1.0	0.1
Interest expense	—	(0.7)	—	(1.9)

Income before income taxes	28.1	5.4	25.5	2.9
Income tax benefit (expense)	7.9	(0.2)	3.0	(0.1)

Net income	36.0%	5.1%	28.5%	2.8%
Deemed dividends on preferred stock	—	(1.6)	—	(13.4)

Net income (loss) attributable to common stockholders	36.0%	3.6%	28.5%	(10.6)%

Comparison of Three Months Ended September 30, 2004 to Three Months Ended September 30, 2003

Revenues. Revenues for the three months ended September 30, 2004 were $48.1 million compared to $32.7 million for the three months ended September 30, 2003, an increase of 47.1%. This increase was due to an increase in revenues from portable audio SoCs of 77.4%, offset by a 40.4% decrease in revenues from our audio codecs and a 52.8% decrease in revenues from our USB peripheral ICs. The increase in revenues from our portable audio SoCs was due to the continued growth of the emerging portable compressed audio player market and our favorable competitive position within that market. Revenues from our portable audio SoCs were 89.9% of total revenues for the three months ended September 30, 2004. Our favorable competitive position in this market is primarily due to our integration of analog and digital components onto a single IC, and the resulting small form factor, low power consumption, and overall low cost to our customers. The decrease in revenues from our audio codecs was primarily due to the continued secular decline in sound card markets where we were shipping significant volume in the 2003 period. The decrease in revenues from our USB peripheral ICs was primarily due to competitive pressures at the low end of the market and the general softness in high-end cell phones compared to last year.

Revenues from G.M.I., a distributor in Hong Kong, increased to 31.0% of total revenues during the three months ended September 30, 2004 from less than 10% of total revenues during the three months ended September 30, 2003 due to stronger demand for our portable audio SoCs in China and Hong Kong. Revenues from Holystone, a distributor located in Taiwan, decreased by $2.1 million from $10.6 million in the three months ended September 30, 2003, and decreased to 17.7% of total revenues during the three months ended September 30, 2004 from 32.4% during the three months ended September 30, 2003, due to customers who use our portable audio SoCs being served by other distributors in geographic regions such as China and South Korea. Sales to Creative Technology, an affiliate, increased by $1.6 million from $6.5 million in the three months ended September 30, 2003 due to an increase in their purchases of portable audio SoCs, offset by a decrease in their purchases of audio codecs used in sound cards. However, sales to Creative decreased to 16.9% of total revenues during the three months ended September 30, 2004 from 19.9% during the three months ended September 30, 2003 due to stronger demand for our portable audio SoCs in geographic regions such as China and South Korea. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 54.2% for the three months ended September 30, 2004 compared with 48.1% for the three months ended September 30, 2003. The increase in gross margin was primarily due to a favorable product mix and a reduction in manufacturing costs, which included both lower wafer costs, lower test costs and improved manufacturing yields. The favorable product mix resulted from increased revenues from our portable audio SoCs as a percentage of total revenues, as the gross margin from these products is generally higher than from our audio codecs. Also, the increase in revenues of our STMP 35XX family of products caused higher overall margins for our portable audio SoC’s. We expect our gross margins for the fourth quarter of 2004 to be consistent with those achieved during the third quarter of 2004. However, increased competition could adversely impact our pricing, particularly in the portable compressed audio player market, which could adversely impact our gross margins.

Research and Development. Research and development expenses increased to $8.6 million, or 17.9% of revenues, for the three months ended September 30, 2004 from $4.7 million, or 14.3% of revenues, for the three months ended September 30, 2003. This dollar increase of 84.1% was primarily due to increases in our engineering headcount, including independent contractors, as well as increases in the costs of design tools and mask sets. Such increases were primarily to support hardware and software development on our latest portable audio SoCs, the STMP 35XX and the yet to be released STMP 36XX families of products, audio codecs targeted for applications in the PC market, including the Intel High Definition Audio standard, also known as Azalia, and various USB peripheral ICs. This increased research and development spending has resulted in substantial progress on or completion of the design of these products and the creation of several patentable inventions, enabling us to identify additional U.S. patent applications covering inventions made during the STMP 35XX and STMP 36XX design processes. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in revenue.

Selling, General and Administrative. Selling, general and administrative expenses increased to $4.0 million, or 8.2% of revenues, for the three months ended September 30, 2004 from $2.7 million, or 8.3% of revenues, for the three months ended September 30, 2003. This dollar increase of 45.9% was due to increases in sales, marketing, and administrative personnel, as well as increases in commissions paid to independent sales representatives due to our revenue growth, and also due to expenses related to complying with Section 404 of the Sarbanes-Oxley act of 2002. We have entered into a new lease agreement for office space in Austin, TX which will commence in the fourth quarter of 2004. No expense has been incurred to date in connection with this lease. As a result of our office relocation, we expect to incur a one-time charge of $1.7 million in the fourth quarter of 2004. We expect that selling, general and administrative expenses will increase in absolute dollars in future periods as we continue to increase our staffing and customer support and associated costs, but such expenses will fluctuate as a percentage of revenues due to changes in revenues.

Amortization of Deferred Stock-Based Compensation. We record deferred stock-based compensation for the difference between the exercise price of option grants and the fair value of our common stock at the time of such grants which resulted in amortization expense of $0.4 million and $1.9 million for the three months ended September 30, 2004, and 2003, respectively.

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

Interest Income. Interest income increased to $0.4 million for the three months ended September 30, 2004 from $22,000 for the three months ended September 30, 2003. This was due to increased income earned on our cash balances and investments in short-term marketable securities since the completion of our initial public offering in September 2003.

Interest Expense. Interest expense decreased to $3,000 for the three months ended September 30, 2004 from $0.2 million for the three months ended September 30, 2003, due to lower levels of debt outstanding during the 2004 period.

Income Taxes. Our income tax benefit was $3.8 million for the three months ended September 30, 2004, while we had income tax expense of $70,000 for the three months ended September 30, 2003. This was primarily due to the elimination of a valuation allowance on our deferred tax asset of $8.4 million, as well as an increase in income before income taxes to $13.5 million for the three months ended September 30, 2004 compared to $1.8 million for the three months ended September 30, 2003. The provision for income taxes has been calculated based on our estimate of our effective tax rate for the full fiscal year. At September 30, 2004, we increased our estimate of the effective tax rate for our year ending December 31, 2004 from 2.0% to 16.7%, which is less than the statutory rate on taxable income due to the utilization of prior period net operating losses. We reversed the valuation allowance of $8.4 million based on management’s belief that it is more likely than not that the net deferred tax asset will be realized after 2004 as a result of current year taxable income and expected future taxable income.

Comparison of Nine Months Ended September 30, 2004 to Nine Months Ended September 30, 2003

Revenues. Revenues for the nine months ended September 30, 2004 were $116.2 million compared to $65.3 million for the nine months ended September 30, 2003, an increase of 78.1%. This increase was due to an increase in revenues from our portable audio SoCs and USB peripheral ICs, offset by a slight decrease in revenues from our audio codecs. The increase in revenues from our portable audio SoCs was due to the continued growth of the emerging portable compressed audio player market and our favorable competitive position within that market. Revenues from our portable audio SoCs were 86.0% of total revenues for the nine months ended September 30, 2004. Our favorable competitive position in this market is primarily due to our integration of analog and digital components onto a single IC, and the resulting small form factor, low power consumption, and overall low cost to our customers. The increase in revenues from USB peripheral ICs was due to an increase in demand for our USB-to-Infrared bridge controller device in the first half of 2004.

Revenues from G.M.I., a distributor in Hong Kong, increased to 23.9% of total revenues during the nine months ended September 30, 2004 from less than 10% of total revenues during the nine months ended September 30, 2003 due to stronger demand for our portable audio SoCs in China and Hong Kong. Revenues from Holystone, a distributor located in Taiwan, increased by $0.2 million from $23.0 million in the nine months ended September 30, 2003, but decreased to 20.0% of total revenues during the nine months ended September 30, 2004 from 35.3% during the nine months ended September 30, 2003 due to stronger demand for our portable audio SoCs in geographic regions such as China and South Korea. Sales to Creative Technology, an affiliate, increased to 14.8% of total revenues during the nine months ended September 30, 2004 from 13.3% during the nine months ended September 30, 2003 due to an increase in their purchases of our portable audio SoCs, offset by a decrease in their purchases of our audio codecs used in sound cards. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 53.9% for the nine months ended September 30, 2004 compared with 46.1% for the nine months ended September 30, 2003. The increase in gross margin was primarily due to a favorable product mix and a reduction in manufacturing costs, which included both lower wafer costs, lower test costs and improved manufacturing yields. The favorable product mix resulted from increased revenues from our portable audio SoCs and USB peripheral ICs, as a percentage of total revenues, as the gross margin from these products is generally higher than from our audio codecs. Also, the increase in revenues of our STMP 35XX family of products caused higher overall margins for our portable audio SoC’s. We expect our gross margins for the fourth quarter of 2004 to be consistent with those achieved during the first nine months of 2004. However, increased competition could adversely impact our pricing, particularly in the portable compressed audio player and USB peripherals markets, which could adversely impact our gross margins.

Research and Development. Research and development expenses increased to $21.9 million, or 18.8% of revenues, for the nine months ended September 30, 2004 from $12.5 million, or 19.1% of revenues, for the nine months ended September 30, 2003. This dollar increase of 75.0% was primarily due to increases in our engineering headcount, including independent contractors, as well as increases in the costs of design tools and masking costs. Such increases were primarily to support hardware and software development on our latest portable audio SoCs, the STMP 35XX and yet to be released STMP 36XX families of products and audio codecs targeted for applications in the PC market, including the Intel High Definition Audio standard, also known as Azalia. This increased research and development spending has resulted in substantial progress on or completion of the design of these products and the creation of several patentable inventions, enabling us to identify additional U.S. patent applications covering inventions made during the STMP 35XX and STMP 36XX design processes. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in revenue.

Selling, General and Administrative. Selling, general and administrative expenses increased to $10.5 million, or 9.0% of revenues, for the nine months ended September 30, 2004 from $7.0 million, or 10.7% of revenues, for the nine months ended September 30, 2003. This dollar increase of 50.1% was due to increases in sales, marketing, and administrative personnel, as well as increases in commissions paid to independent sales representatives due to our revenue growth, and also due to expenses related to complying with Section 404 of the Sarbanes-Oxley act of 2002. We have entered into a new lease agreement for office space in Austin, TX which will commence in the fourth quarter of 2004. No expense has been incurred to date in connection with this lease. As a result of our office relocation, we expect to incur a one-time charge of $1.7 million in the fourth quarter of 2004. We expect that selling, general and administrative expenses will increase in absolute dollars in future periods as we continue to increase our staffing and customer support and associated costs, but such expenses will fluctuate as a percentage of revenues due to changes in revenues.

Amortization of Deferred Stock-Based Compensation. We record deferred stock-based compensation for the difference between the exercise price of option grants and the fair value of our common stock at the time of such grants which resulted in amortization expense of $1.8 million and $3.0 million for the nine months ended September 30, 2004 and 2003, respectively.

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

Interest Income. Interest income increased to $1.1 million for the nine months ended September 30, 2004 from $44,000 for the nine months ended September 30, 2003. This was due to increased income earned on our cash balances and investments in short-term marketable securities since the completion of our initial public offering in September 2003.

Interest Expense. Interest expense decreased to $19,000 for the nine months ended September 30, 2004 from $1.2 million for the nine months ended September 30, 2003. This was due to a decrease in non-cash interest charges related to warrants issued to investors for their guarantee of certain of our indebtedness from April 2001 through April 2003, as well as, decreased interest expense on lower levels of debt outstanding during the 2004 period. During the first quarter of 2003, we raised $8.1 million from sales of our preferred stock and used the proceeds to pay down our debt. During the third quarter of 2003, we successfully completed an initial public offering of approximately 7.4 million shares of our common stock, which resulted in net proceeds to us of approximately $101.4 million. A portion of the proceeds was used to pay off all of our existing long-term debt.

Income Taxes. Our income tax benefit was $3.5 million for the nine months ended September 30, 2004, while we had income tax expense of $78,000 for the nine months ended September 30, 2003. This was primarily due to eliminating a valuation allowance of $8.4 million, as well as an increase in income before income taxes to $29.6 million for the nine months ended September 30, 2004 compared to $1.9 million for the nine months ended September 30, 2003. The provision for income taxes has been calculated based on our estimate of our effective tax rate for the full fiscal year. At September 30, 2004, we increased our estimate of the effective tax rate for our year ending December 31, 2004 from 2.0% to 16.7%, which is less than the statutory rate on taxable income due to the utilization of prior period net operating losses. We reversed the valuation allowance of $8.4 million based on management’s belief that it is more likely than not that the net deferred tax asset will be realized after 2004 as a result of current year taxable income from operations and expected future taxable income from operations.

Liquidity and Capital Resources

As of September 30, 2004, we had $117.6 million in cash, cash equivalents and short-term investments. On September 19, 2003, we completed an initial public offering of approximately 7.4 million shares of our common stock resulting in net proceeds to us of approximately $101.4 million. On February 18, 2004, we completed a follow-on public offering of 250,000 shares of our common stock resulting in net proceeds to us of approximately $5.3 million.

Net cash provided by operating activities was $25.6 million and $3.0 million for the nine months ended September 30, 2004 and 2003, respectively. The improvement in our operating cash flows is primarily the result of increased revenues, gross margins and net income. Our accounts receivable increased $11.5 million and $10.1 million during the nine months ended September 30, 2004 and 2003, respectively. These changes are due to fluctuations in revenues and the timing of customer payments. Our inventories increased $3.7 million and $5.8 million during the nine months ended September 30, 2004 and September 30, 2003, respectively. This increase in inventories in 2004 is required to support the increases in our revenues. Our reserve for slow-moving and obsolete inventory as a percentage of total inventory was 11.4% and 12.5% as of September 30, 2004 and December 31, 2003, respectively. We monitor and analyze our inventory for obsolescence and adjust this reserve accordingly. Although the reserve decreased as a percentage of total inventory, it increased by $0.4 million from $1.4 million at December 31, 2003. This was due to additional reserve of $1.1 million for obsolescence offset by scrap and sales of items which had previously been reserved of $0.7 million. Our accounts payable increased $4.6 million and $5.0 million during the nine months ended September 30, 2004 and 2003, respectively. These changes generally relate to increases in our inventories and the timing of payments to suppliers. Our deferred revenue increased $2.7 million during each of the nine month periods ended September 30, 2004 and 2003 due to increases in our products held at distributors to enable them to meet increased customer demand for our products.

Our investing activities used cash of $38.6 million and $2.1 million during the nine month periods ended September 30, 2004 and September 30, 2003, respectively. Investing activities primarily represented purchases of capital equipment in the 2003 period and purchases of capital equipment and short-term investments in the 2004 period.

Capital expenditures were $7.5 million and $2.1 million during the nine months ended September 30, 2004 and 2003, respectively. These expenditures were primarily for the purchase of design software and engineering tools and other computer equipment and software. We purchased certain intellectual property from a third party during the third quarter of 2003 that resulted in cash expenditures of $3.8 million in the nine months ended September 30, 2004. Research and development resources are required to develop and expand our core technologies and proprietary product offerings. Our research and development expenses were $21.9 million and $12.5 million during the nine months ended September 30, 2004 and 2003, respectively. These expenditures resulted in the enhancement of our product offerings, technological know how and inventions that have yielded several U.S. patents and pending U.S. patents. We expect to continue to incur significant research and development expenses and will fund these expenses with operating cash flow and existing cash balances.

Our financing activities used cash of $11.4 million during the nine months ended September 30, 2004, while our financing activities provided cash of $99.4 million during the nine months ended September 30, 2003. During the first nine months of 2003, we received proceeds of $8.1 million from the issuance of convertible preferred stock and $5.2 million from proceeds from long-term debt. A substantial portion of these proceeds was used to pay down and refinance our bank credit facility. On September 19, 2003, we completed an initial public offering of 7,383,917 shares of our common stock resulting in net proceeds to the Company of approximately $101.4 million. On February 18, 2004, we completed a follow-on equity offering and received $5.3 million of net offering proceeds. We also received $2.6 million in proceeds from the exercise of employee stock options and $1.6 million from the purchase of stock under our Employee Stock Purchase Plan during the nine months ended September 30, 2004. These proceeds were invested in short-term, investment grade, interest bearing instruments, pending their use to fund working capital and capital expenditures as required. During the nine months ended September 30, 2004, we used $21.0 million to repurchase and retire 1,381,991 shares of common stock under a plan of open market purchases approved by our Board of Directors in July of 2004.

The fair value of our investments in marketable securities at September 30, 2004 was $88.0 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

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

Earnings per Share

In April 2004, the EITF released Issue No. 03-06, Participating Securities and the Two Class Method under SFAS No. 128, Earnings per Share, which addressed a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. It requires that undistributed earnings for the period be allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all the earnings for the period had been distributed in calculating earnings per share. EITF Issue No. 03-06 is effective for fiscal periods beginning after March 15, 2004. It requires that prior period earnings per share amounts be restated to ensure comparability year over year. The adoption of EITF Issue No. 03-06 did not have an impact on our financial position, results of operations or cash flows.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the Unaudited Consolidated Condensed Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2004 and for the three and nine month periods then ended contained elsewhere in this Form 10-Q.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing the income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. As of September 30, 2004, all of our investments were in money market accounts or investment grade securities.

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

Due primarily to increased sales of our portable audio SoCs, we have experienced significant revenue growth and have gained significant market share in a relatively short period of time. Specifically, our annual revenues increased from $30.9 million in 2002 to $100.2 million in 2003 and our revenues have increased from $65.3 million in the first nine months of 2003 to $116.2 million in the first nine months of 2004. However, we do not expect similar revenue growth or market share gains in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

We have incurred losses in prior periods and may incur losses in the future.

Although we had net income of $33.1 million for the nine months ended September 30, 2004 and $10.0 million for the year ended December 31, 2003, we incurred net losses of approximately $8.3 million and $18.4 million for the years ended December 31, 2002 and 2001, respectively. As of September 30, 2004, we had an accumulated deficit of approximately $10.0 million. Despite realizing net income in the nine months ended September 30, 2004 and in the year ended December 31, 2003, we may incur losses in the future. We expect our operating expenses to increase as we pursue our strategic objectives. Our results of operations for the nine months ended September 30, 2004 include non-cash charges of $1.8 million related to stock based compensation. We will continue to incur stock-based compensation in the future as a result of past option grants. Our ability to maintain profitability depends on the rate of growth of our target markets, the continued market acceptance of our customers’ products, the competitive position of our products, and our ability to develop new products. Even though we have achieved profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

We depend on a few key customers for a substantial majority of our sales and the loss of, or a significant reduction in orders from, any of them would likely significantly reduce our revenues.

For the nine months ended September 30, 2004 and 2003, sales to our top five customers accounted for approximately 74.4% and 72.0%, respectively, of our revenues. Our operating results in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our ICs. Our revenues would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers who place large orders, would harm our financial performance. Because our sales are made by means of standard purchase orders rather than long term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these sales channels, our revenues would likely decline.

Sales to a small number of distributors generate a significant amount of our revenues. Our sales through distributors accounted for 72.0% and 69.7% of our revenues for the nine months ended September 30, 2004 and 2003, respectively. Our sales to G.M.I., a distributor, accounted for 23.9% and less than 10.0% of our revenues in the nine months ended September 30, 2004 and 2003, respectively, and our sales to Holystone, also a distributor, accounted for 20.0% and 35.3% of our revenues in the nine months ended September 30, 2004 and 2003, respectively. If G.M.I., Holystone or our other distributors were to materially reduce their purchases from us, our business, financial condition and results of operations would suffer.

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

The expansion of the consumer electronics market in general, and the demand for MP3 products in particular, may be adversely impacted by the enforcement of limits on file sharing and downloadable music. The major record labels have complained about consumers downloading music off of the Internet without paying any fees or royalties to the owners of that music. In particular, the Recording Industry Association of America, a recording industry trade group, has sued numerous individuals who illegally distribute copyrighted songs over the Internet. If the record labels, other music producers, or other parties are successful in limiting the ability of consumers to obtain free music on the Internet, the demand for consumer electronic devices such as MP3 players that use our ICs may decline. Any decline in consumer spending, such as the decline in United States retail sales during August 2004 recently announced by the United States Commerce Department, whether relating to general economic conditions, future terrorist attacks or disease outbreaks, such as Severe Acute Respiratory Syndrome, or SARS, could also limit the expansion of the consumer electronics market, thus adversely affecting our business.

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

A significant portion of our sales to manufacturers of compressed digital audio players occur in China and South Korea, two countries that are currently experiencing a slowdown in economic growth. During the nine months ended September 30, 2004, 35.3% of our sales occurred in China and 5.8% of our sales occurred in South Korea. While we cannot precisely determine the percentage of worldwide end user purchases of compressed digital audio players that occur in China and South Korea, some of our customers have indicated that the growth in their sales to end customers in China and South Korea will be slower than originally anticipated due to the overall slowdown in economic growth in those countries. Thus, our ability to increase revenues and grow our profits in the short term could be negatively impacted as a result of the current slowdown in economic growth in China and South Korea.

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

Presently we utilize one principal foundry and one secondary source foundry to manufacture our portable audio SoCs, and another principal foundry to manufacture our audio codecs. In general, each of our products is primarily manufactured at a single foundry. We provide these foundries with monthly rolling forecasts of our production requirements; however, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. Moreover, the price of our wafers will fluctuate based on changes in available industry capacity. We do not have long term supply contracts with any of our foundries. Therefore, our foundry suppliers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. Accordingly, we cannot be certain that our foundries will allocate sufficient capacity to satisfy our requirements. If we are not able to obtain foundry capacity as required, our relationships with our existing customers would be harmed and our sales would likely decline.

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

We face competition from a relatively large number of competitors in each of our targeted markets. In the PC and consumer audio markets, we compete primarily with AKM, Analog Devices, C-Media, Cirrus Logic, and Realtek. In the portable compressed audio market, our principal competitors include Action Semiconductor, Philips Semiconductor, PortalPlayer, Samsung, Telechips and Texas Instruments. Within the USB peripherals market, we compete primarily with Acer Labs Inc., Genesys Logic, OTI, Phison, Prolific, Standard Microsystems Corporation, and other companies providing various multi-chip solutions. We expect to face increased competition in the future from our current and emerging competitors. In addition, some of our customers have developed and other customers could develop their own internal ICs that could replace their need for our products or otherwise reduce demand for our products.

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

The percentage of our revenues from customers located outside the U.S. was 99.8% and 99.6% for the three months ended September 30, 2004 and 2003, respectively, and 99.9% and 99.7% for the nine months ended September 30, 2004 and 2003, respectively.. We plan to expand our international sales activities, but may not be able to maintain or increase international market demand for our products. Our international sales are subject to a number of risks, including:

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

We and our auditors are working to complete the assessment of the effectiveness of our internal controls over financial reporting and it is difficult for us and our auditors to predict how long it will take to complete this assessment.

We have been working to complete our assessment of the effectiveness of our internal controls over financial reporting by the time we are required to file our next Annual Report on Form 10-K, as required by Section 404 of the Sarbanes Oxley Act of 2002. Our auditors have likewise been working to evaluate our assessment and to test the design and operating effectiveness of our internal controls over financial reporting. Especially since this is the first year of the new Section 404 requirements, it is difficult for us or our auditors to predict how long it will take to complete the assessment of the effectiveness of our internal controls over financial reporting, including the final evaluation of the significance of control deficiencies. This results in a heightened risk of unexpected delays and obstacles to completing the project on a timely basis. Accordingly, tight project management to continually gauge the status of the effort and ensure that it stays on schedule is critical to success. It is important that we continue diligently to complete our work and provide our results and assessments to our auditors on a timely basis and in accordance with the agreed-upon time schedule in order for our auditors to have available the resources necessary to complete their work and issue their reports by the time we file our Annual Report on Form 10-K. At this point in the project, we feel that we are on track to accomplish this, but if that were to change, it could have an adverse impact on our stock price.

Item 4: Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2004 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During our last fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Many participants in the semiconductor industry have a significant number of patents and have frequently demonstrated a willingness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims have led to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets, or invalidity of our patents will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not materially and adversely affect our business, financial condition and results of operations. As of September 30, 2004, we were not a party to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) The Securities and Exchange Commission declared our first registration statement, which we filed on Form S-1 (Registration No. 333-106796) under the Securities Act of 1933 in connection with the initial public offering of our common stock, effective on September 18, 2003. Under this registration statement, we registered 11,500,000 shares of our common stock, including 1,500,000 shares subject to the underwriters’ over-allotment option, with an aggregate public offering price of $172.5 million. We registered 7,383,917 of these shares on our behalf and 4,116,083 of these shares on behalf of certain or our stockholders.

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

The sale of 7,383,917 shares of common stock by us, including the sale of 383,917 shares pursuant to the exercise of the over-allotment option by the underwriters, resulted in aggregate gross proceeds to us of approximately $110.8 million, approximately $7.8 million of which we applied to underwriting discounts and commissions and approximately $1.6 million of which we applied to related costs. None of these expenses were direct or indirect payments to directors, officers or holders of 10% or more of any class of our equity. As a result, we received approximately $101.4 million in aggregate net proceeds from the offering.

As of September 30, 2004, we used the net proceeds of the offering as follows:

•	$4.5 million to satisfy an outstanding obligation to Cirrus Logic related to the settlement of an intellectual property dispute in 2000, which we recorded as a litigation settlement expense upon completion of the offering;

•	$4.2 million to repay existing debt under our Loan and Security Agreement with Silicon Valley Bank;

•	$1.6 million to repay accrued interest on convertible promissory notes ($1.4 million of which was paid to our affiliates as described below), the principal amount of which notes were converted into 1,022,102 shares of our common stock in connection with our initial public offering;

•	$21 million to repurchase 1,381,991 shares of our common stock in open-market transactions pursuant to a share repurchase program announced on July 27, 2004; and

•	the remaining net proceeds were invested in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital and other general corporate purposes, including capital expenditures and research and development.

The affiliates who received the $1.4 million of proceeds in payment of accrued interest on their convertible promissory notes were as follows: funds affiliated with Invesco Private Capital—$0.1 million; funds affiliated with Creative Technology Ltd.—$0.9 million; funds affiliated with Battery Ventures—$0.4 million; and Mr. C. Hock Leow—$3,000.

(c) The following table summarizes repurchases of our stock in the three months ended September 30, 2004:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/04 - 7/31/04	685,000	$14.82	685,000	$19,850,991
8/1/04 - 8/31/04	696,991	$15.52	696,991	$9,034,483
9/1/04 - 9/30/04	—	—	—	$9,034,483
Total	1,381,991	$15.17	1,381,991

(1)	All shares were purchased in open-market transactions pursuant to our publicly announced repurchase program. Our share repurchase program was announced on July 27, 2004 and authorizes the purchase of up to $30 million worth of our common stock before December 31, 2004.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

(a)	Not applicable
(b)	Not applicable

Item 6. Exhibits:

(a)	See Exhibit Index

SIGMATEL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATEL, INC.

Dated: October 19, 2004	By:	/s/ Ross A. Goolsby
Ross A. Goolsby
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number
3.1(1)	Second Restated Certificate of Incorporation of SigmaTel, Inc.

3.2(2)	Amended and Restated Bylaws of SigmaTel, Inc.

4.1(2)	Specimen certificate for shares of common stock

10.17	Lease Agreement dated July 29, 2004, by and between SigmaTel, Inc. and Prentiss Properties Acquisition Partners, L.P.

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to Exhibit 3.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.