Form 10-K
period 2004-12-31
SIGMATEL INC
filed 2005-02-08
CIK 1043639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50391

SIGMATEL, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2691412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 S. MoPac Expressway

Suite 100

Austin, Texas 78746

(512) 381-3700

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 Par Value

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.  Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒        No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2004) was $773,239,203 (assuming, for this purpose, that only directors and officers are deemed affiliates).

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 35,225,746 as of January 20, 2005.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part II and Part III of this Form 10-K.

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

PART I

Item 1. Business

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, analog-intensive, mixed-signal integrated circuits, or ICs, for a variety of products in the consumer electronics and computing markets, including portable compressed audio players, such as MP3 players, notebook and desktop PCs, consumer audio, including DVD players, digital televisions, and set-top boxes, and Universal Serial Bus, or USB, infrared devices. We provide our customers complete, system-level solutions that include highly-integrated ICs, customizable firmware and software, software development tools, reference designs, and applications support. Our focus on providing system-level solutions enables our customers to rapidly introduce and offer electronic products that are small, light-weight, power-efficient, reliable, and cost-effective.

Industry Background

According to market research firm iSuppli Corporation, the worldwide Analog IC market was $50.8 billion in 2003 and will climb to $91.5 billion by 2008. The source of this statistic is the iSuppli report: “Rising ASPs in 2004: The Resurgence of Standard Linear ICS—Analog and Interface—H1 2004.” Analog ICs monitor and manipulate real world signals such as sound, light, pressure, motion, temperature, and electrical current, and are used in a wide variety of electronic products such as PCs, cellular handsets, DVD players, automotive electronics, and medical imaging equipment. Digital ICs perform arithmetic functions on data represented by a series of ones and zeroes, provide critical processing power, and have enabled many of the computing and communication advances of recent years. As digital systems proliferate, there is a growing need for analog functionality to enable these digital systems to interface with the real world.

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

•	Demand for Enhanced Audio and Visual Capabilities. Increasing broadband usage, a growing selection of digital media content, such as compressed digital audio files, and a rapid decline in the cost of electronic storage, such as flash memory, are driving consumer desire for digital media content and the devices that play such content. In addition, several developments are driving industry growth. In April 2003, Apple Computer introduced its iTunes Music Store, and according to Apple in January 2005, its music downloads are selling at a rate of more than one million songs per day with more than 250 million songs having been sold from this online service since inception. In addition to Apple’s iTunes, more than a dozen Microsoft WMA-based pay-per-download music sites have become established over the last two years. These sites include MSN Music, Real Networks, Napster, MusicMatch, and Walmart. Factors supporting the increase in legitimate, paid-content online music sales include (i) the recording industry’s simultaneous legal challenges to free distribution of copyrighted audio content and its cooperation with companies that distribute digital audio content and (ii) the development of protected, digital rights management plans that allow for varying payment and ownership schemes, such as direct purchases of songs or subscription-based plans. Today, substantially all PCs, many DVD players and digital TVs feature advanced audio capabilities such as software equalization, which enables control of sound frequencies through software, and sound spatialization, which provides enhanced stereo effects. To continue to satisfy increasing consumer demand for high-quality audio and visual experiences, manufacturers require ICs that incorporate high-fidelity, analog circuitry for converting digital data, such as compressed audio files, into real world sounds, such as music.

•	Lower Cost Consumer Electronic Products and Growth in Worldwide Consumer Markets. Economic growth and increases in discretionary income in populous, developing countries such as China, are increasing global demand for consumer electronics. For example, according to Euromonitor International, a leading independent provider of strategic market research, China’s consumer electronics market is expected to grow by 48.5 percent in constant value terms until 2008, with an average annual increase of 8.2 percent. At the same time, consumer electronic devices continue to become more affordable. For example, in September 2004, market research firm IDC forecasted the price of flash memory, a key component for compressed audio digital players and digital cameras, to decline from $0.17 per megabyte in 2004 to $0.03 per megabyte in 2008. Together, these trends are accelerating worldwide demand for consumer electronic devices.

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

Many analog IC companies offer broad product lines of general-purpose building block components. These analog components usually must be combined with other ICs, resulting in larger and heavier products that consume more power, require larger and more complex printed circuit boards, are more expensive, and can be less reliable than systems on a chip, or SoCs, that are optimized for specific product applications. Many analog IC companies also do not have the software and firmware design capabilities or system-level expertise required to provide integrated system-level solutions to electronics manufacturers.

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

Our analog-intensive, mixed-signal ICs provide our customers with the following benefits:

Mixed-Signal Integration Reduces Size and Cost. We are able to integrate into a single IC many of the components of an entire electronic system or sub-system. For example, in our portable audio SoCs, we incorporate standard digital components such as a processor and memory, certain peripheral connections such as a USB interface, as well as proprietary analog components such as analog-to-digital and digital-to-analog converters, a DC-to-DC converter for dynamic power management, and audio signal amplifiers. Our integration of such a large number of analog and digital components on the same IC eliminates significant design challenges that would otherwise be faced by our customers, enabling them to reduce their overall bill of materials cost and to produce smaller, lighter, more reliable and more power-efficient portable products. For example, A-MAX Technology and Creative Technology have used our portable audio SoC to produce audio-enabled flash storage drive products which are approximately the size of a package of chewing gum.

Power Management Expertise Enables Extended Battery Life. Our ICs enhance the battery life of our customers’ portable devices. We integrate proprietary DC-DC conversion technology to optimize voltage levels to run different functional areas of our ICs at the minimum power necessary. We also use proprietary design techniques to reduce power consumption, such as the partition or division of our ICs into multiple clock domains to enable us to shut off functional areas of our ICs when not in use. Further, we use highly-optimized software and firmware to reduce the amount of processing power and memory required for a given function, further reducing power consumption. For example, some of our customers have found that their portable compressed audio players that use our ICs provide up to 50 hours of battery life on a AA battery. Instead of extending battery life, many of our customers use smaller batteries, thus enabling them to significantly reduce the overall size and weight of their devices.

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

Target Multiple High-Growth Portable Electronic Device Markets. By leveraging our proprietary design methodologies and extensive experience, we intend to introduce new analog-intensive, mixed-signal ICs that are small and power-efficient. We have applied our capabilities successfully to expand into the portable compressed audio player and USB peripherals markets. We are currently the leading supplier of portable audio SoCs for use in flash memory-based compressed audio players. We believe our integration expertise and proprietary power management technology will enable us to efficiently develop new products for existing and emerging portable device market opportunities, such as industrial and medical devices.

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

Continue to Invest in Technology Development to Extend Market Leadership Position. We believe we have established a reputation as a technology leader in the design and development of analog-intensive, mixed-signal ICs. We intend to extend our technology leadership by leveraging our talent pool of engineers and investing significant resources in recruiting and developing additional expertise in analog-intensive, mixed-signal IC design. As of December 31, 2004, we held 42 U.S. patents. We are actively expanding our intellectual property position by aggressively investing in research and development and pursuing additional patent applications. In addition, we are actively pursuing patent infringement litigation, which could include International Trade Commission proceedings, against third parties that we believe infringe our patents.

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

SigmaTel’s Markets and Products

We currently design, develop and market proprietary, analog-intensive, mixed-signal ICs for portable compressed audio players, notebook and desktop PCs, consumer audio equipment, and infrared peripherals.

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

The following table summarizes our family of portable audio SoCs:

		Key Features
Product	Introduction Date(1)	Playback/Record	USB Capability	Display(2)		Battery Support	Battery Life (Hours)(3)	Storage Media
STMP 3410	Q4 2001	• MP3/WMA/mp3PRO playback • Digital rights management • Voice record	•1.1 • Mass storage	• •	LCD LED	• 1xAA • 1xAAA • 2xAA • 2xAAA • Lithium ion • Nickel Metal Hydride	35	Flash and hard drive
STMP 1342	Q3 2002	• MP3/WMA/mp3PRO playback • Digital rights management • Voice record	•1.1 • Mass storage	•	LED	• 1xAA • 1xAAA	35	Flash
STMP 3420	Q2 2003	• MP3/WMA/mp3PRO playback • MP3 encode • Digital rights management • Voice record	•1.1 • Mass storage	• •	LCD LED	• 1xAA • 1xAAA • 2xAA • 2xAAA • Lithium ion • Nickel Metal Hydride	35	Flash
STMP 3510/20	Q4 2003	• MP3/WMA/mp3PRO playback • MP3 encode • Digital rights management •Voice record	• 2.0 (Hi-Speed) • Mass storage	• •	LCD LED	• 1xAA • 1xAAA • 2xAA • 2xAAA • Lithium ion • Nickel Metal Hydride	50	Flash
STMP 3550	Q4 2003	• MP3/WMA/mp3PRO playback • MP3 encode • Digital rights management • Voice record	• 2.0 (Hi-Speed) • Mass storage	• •	LCD LED	• 1xAA • 1xAAA • 2xAA • 2xAAA • Lithium ion • Nickel Metal Hydride • Recharge Circuit	50	Flash and hard drive
STMP 3502	Q3 2004	• MP3/WMA playback • Voice record	• 2.0 (Full-Speed) • Mass storage	• •	LCD LED	• 1xAA • 1xAAA	25	Flash
STMP 3505/6	Q4 2003	• MP3/WMA/mp3PRO playback • MP3 encode • Digital rights management •Voice record	• 2.0 (Full-Speed) • Mass storage	• •	LCD LED	• 1xAA • 1xAAA • 2xAA • 2xAAA • Lithium ion • Nickel Metal Hydride	50	Flash

(1)	Introduction date refers to the calendar quarter in which production shipments were initially made to customers.
(2)	Liquid Crystal Display (LCD) and Light Emitting Diode (LED).
(3)	Using a single AA battery, MP3 playback at medium volume levels.

Notebook and Desktop PC Audio Codecs

Notebook and desktop PCs continue to become increasingly media oriented as consumers use their PCs to play compressed audio files, CDs, advanced video games and DVDs. Microsoft’s Media Center initiative continues to push the PC into living room entertainment center which requires higher levels of audio fidelity. Intel’s Digital Home and Digital Office initiatives are creating new opportunities for increased audio capabilities. Today’s PC applications require high performance audio codecs with varying capabilities offered at various price points. The notebook PC segment and various smaller form factor desktop PCs require small form factors and low power consumption.

We offer a family of notebook and desktop PC audio codecs that provide playback and record functions with high audio fidelity. Until 2004, our PC audio codecs have been built in accordance with an Intel sponsored specification called “Audio Codec, 1997,” or AC 97. We worked with Intel to develop Intel’s High Definition Audio (HD Audio) specification which was released in 2003 to enable increased audio performance in the PC and in PC-like systems.

In 2004, we introduced our first products which were developed in accordance with the HD Audio specification. Building on our mixed signal expertise, we developed a second generation of HD Audio codecs that are targeted at providing high fidelity audio to notebook and desktop PCs. Our new 2-channel HD-Audio codec sets a new performance standard for notebook PCs. Our new 8-channel HD Audio codecs are specifically targeted to provide theater quality 7.1 audio to entertainment and mainstream PCs. These new codecs provide true 24-bit audio capabilities with SNR (Signal-to-Noise Ratio) performance that is similar to consumer electronics products. The continued convergence of PC and consumer audio equipment has led to increasing demand for our audio codecs within consumer electronic devices such as digital TVs and set-top boxes. To address this trend, we incorporate interfaces such as Inter-IC Sound, or I2S, Sony/Philips digital interface, or S/PDIF, and ADAT within our products to facilitate connectivity.

In conjunction with our PC audio codecs, we also provide advanced software solutions for traditional stereo and multi-channel PC audio. Our complete solution eliminates the need for add-in sound cards when integrating our codec solutions directly on the desktop motherboard and into notebook PCs, providing speed, performance, power saving efficiencies and lower overall system cost. Our SigmaTel Kernel Processing Interface (SKPI) enables advanced professional grade software plug-ins from SigmaTel and third parties to further enhance the performance of the audio subsystem.

The following table summarizes our family of notebook and desktop PC audio codecs:

			Key Features
Product	Introduction Date(1)	System Interface	Number of Channels	Signal to Noise Ratio (dB)	I2S Interface	S/PDIF Interface	ADAT Interface	Jack- sensing	Application
STAC 9750	Q2 2001	AC97	2	90		✓			Notebooks and desktops
STAC 9766	Q3 2001	AC97	2	100		✓		✓	Notebooks and desktops
STAC 9752	Q2 2002	AC97	2	90		✓		✓	Notebooks and desktops
STAC 9758	Q3 2002	AC97	6	98		✓		✓	Notebooks and desktops
STAC 9752A	Q1 2004	AC97	2	94		✓		✓	Notebooks and desktops
STAC 9770	Q2 2004	AC97/HD Audio	2	100	✓	✓		✓	Notebooks and desktops
STAC 9772	Q2 2004	AC97/HD Audio	2	90		✓		✓	Notebooks and desktops
STAC 9200	Q1 2005	HD Audio	2	100		✓		✓	Notebooks and desktops
STAC 9220	Q1 2005	HD Audio	8	95		✓		✓	Desktops and high-end notebooks
STAC 9221	Q1 2005	HD Audio	8	105	✓	✓	✓	✓	High-end and entertainment desktops

(1)	Introduction date refers to the calendar quarter in which production shipments were initially made to customers.

Consumer Audio Codecs

Consumer audio devices typically require superior audio quality, more audio channels, and greater power output than PCs. However, consumer devices, such as digital TVs and personal video recorders, are increasingly incorporating PC components such as hard disk drives and microprocessors. As a result, the same AC97 and HD Audio codec technology currently employed in nearly all PCs is increasingly being used in non-PC consumer products.

Our consumer audio codecs typically provide surround sound playback capability at very high audio performance levels. We believe our AC97 and HD Audio codecs, which employ the consumer audio-centric I2S interfaces and S/PDIF interfaces, are well positioned to take advantage of the emerging convergence of PC and consumer audio equipment.

The following table summarizes our family of consumer audio codecs:

		Key Features
Product	Introduction Date(1)	Number of Channels	Signal to Noise Ratio (dB)	I2S Interface	S/PDIF Interface	Recording Capability	Application
STAC 9460	Q3 2000	6	107	✓		✓	DVD players, set-top box
STAC 9461	Q2 2001	6	107	✓			DVD players, set-top box
STAC 9462	Q2 2001	2	107	✓		✓	DVD players, set-top box
STAC 9463	Q2 2001	2	107	✓			DVD players, set-top box
STAC 9756	Q3 2000	2	103	✓	✓	✓	Home theater equipment, digital TVs, notebooks and desktops
STAC 9221	Q1 2005	8	105	✓	✓	✓	Home theater equipment, digital TVs, notebooks and desktops

(1)	Introduction date refers to the calendar quarter in which production shipments were initially made to customers.

USB Infrared ICs

USB is a common peripheral connection featured on PCs. USB enables high data transfer rates and is replacing prior technologies such as serial and parallel ports. Data is typically transferred from a PC’s USB connection by means of a physical cable, or through more advanced technologies such as infrared transmission, to peripheral devices such as cell phones and personal digital assistants. Our products address wireless infrared communications.

IrDA is a standard defined by the Infrared Data Association consortium to specify the point-to-point wireless transfer of data via infrared radiation. Because only two devices are allowed to communicate at a time, the security risks associated with IrDA are greatly minimized. The primary devices that incorporate IrDA are notebook and desktop PCs, PDAs, computer printers, cell phones, digital cameras and medical devices. Due to the portable nature of many of these applications, IrDA components must be small, lightweight and consume little power.

Our initial product in the USB peripherals market was a USB/IrDA bridge controller IC implementing the USB 1.1 interface standard to enable high-speed (up to 4 megabits per second) wireless infrared data communications through a standard desktop or notebook PC USB port to infrared enabled mobile devices. Our USB-to-Infrared bridge device is commonly used in external peripheral devices, typically called infrared dongles, to enable standard desktop PCs and notebook PCs which do not include an integrated infrared transceiver to communicate with other infrared equipped products. Infrared dongles may be configured as a small plastic case with an integrated infrared window and a typical USB connector or cable. If the USB connector is integrated directly into the plastics and the cable is eliminated, the unit is typically called an Infrared stick.

During the first quarter of 2004, we introduced our second USB Infrared bridge controller IC, the STIR4210, implementing the higher speed USB 2.0 Hi-Speed interface. The STIR4210 enables Serial Infrared (SIR), Medium Infrared (MIR) and Fast Infrared (FIR) IrDA communications up to 4 megabits per second. In the third quarter of 2004, we introduced the STIR4220 USB Infrared bridge controller that is the world’s first Very Fast Infrared (VFIR) controller providing IrDA communications up to 16 million bits per second. VFIR enables the wireless transfer of a 3 megabyte digital music file or high resolution photo in approximately 2 seconds.

The following table sets forth our revenues for each product class which accounted for greater than 15% of our revenues during any of the last three years (Audio Codecs include both notebook and desktop PC audio codecs and consumer audio codecs):

	Year Ended December 31,
	2004	2003	2002
Portable Audio SoCs	89.3%	75.9%	51.8%
Audio Codecs	8.5	19.6	44.9

Customers, Sales and Marketing

Our marketing and sales strategy is to achieve design wins with technology leaders and emerging participants in the portable compressed audio player, personal computer, consumer audio equipment, and USB peripherals markets. We principally rely on distributors to market our products. Our direct and indirect customers include both OEMs and ODMs.

Many of the leading OEMs in our markets use ODMs to manufacture their products. Accordingly, a significant portion of our revenues are based on sales to ODMs by our distributors. Three of the largest ODMs that purchase our products are Tai Guen Enterprise, A-MAX Technology, and Creative Technology. These ODMs not only manufacture portable compressed audio players and notebook or desktop PCs for Legend Computer, Dell, Gateway, and others, but they also manufacture their own branded products.

During the twelve months ended December 31, 2004, each of the following customers purchased more than $2 million of our products directly from us or through our distributors:

A-MAX Technology	Foxda	MSI
ASUS	IDT	Philips
ATLM	JingWah	Quanta
AVC	IMT	Thomson
Compal	Lanview	Samsung
Cowon	Lite-on	Tai Guen Enterprise
Creative Technology	Meizu	Truly

We have sold products to more than 300 direct and indirect customers during the last twelve months. During the year ended December 31, 2004, GMI, a distributor, Holystone, also a distributor, and Creative Technology, an affiliate, contributed 27.3%, 17.0% and 14.1% of our revenues, respectively. During the year ended December 31, 2003, revenues from Holystone, Creative Technology and GMI contributed 31.9%, 14.3% and 10.6% of our revenues, respectively. During the year ended December 31, 2002, Holystone and Creative Technology contributed 35.0% and 21.2% of our revenues, respectively.

We utilize independent sales representatives and distributors with locations throughout the world. These “SigmaTel Qualified Distributors” have been selected based on their understanding of the mixed-signal IC marketplace and are measured on their ability to provide effective field sales support for our products. To supplement these sales representatives and distributors, we maintain direct sales offices in Texas, California and Hong Kong to call on certain key customers. We also utilize application engineers to provide technical support and assistance to existing and potential customers in designing, testing and qualifying systems that incorporate our products. Information about our revenues and long-lived assets in different geographic regions of the world is provided in Note 17 to the financial statements.

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

Research and Development

We engage in substantial research and development to develop new products to support our growth. We employ product designers who have expertise in system architecture, mixed-signal design, customizable firmware and software, and software development tools. As of December 31, 2004, we had 160 full-time employees engaged in research and development. Our research and development expense was $32.3 million, $17.9 million, and $11.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. All development is carried out using ISO9001:2000-certified design processes, and our design tools are frequently enhanced to improve design, fabrication, and verification of our products.

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

Assembly and Test

Following wafer processing, our wafers are shipped to our subcontractors where they are singulated into die, assembled into finished IC packages, and electrically tested. Our products are designed to use low cost, industry standard packages and be tested with widely available automatic test equipment. We develop and control all product test programs used by our subcontractors. These test programs are developed based on product specifications, thereby maintaining our ownership for the functional and parametric performance of our devices. We currently rely on ASAT Holdings in Hong Kong and China, United Test and Assembly Center in Singapore, Advanced Semiconductor Engineering in Taiwan, and Signetics in South Korea to assemble and test our products.

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

We believe that we compete favorably with respect to each of these factors. However, some of our larger competitors have greater financial resources, a greater ability to influence industry standards, and much more extensive patent portfolios than we do. We anticipate that the market for our products will be subject to rapid technological change. As we enter new markets and pursue additional applications for our products, we expect to face competition from a larger number of competitors. We face significant competition in each of our product lines. Within the portable compressed audio player market, we primarily compete with Actions Semiconductor, Philips Semiconductor, PortalPlayer, Samsung, Telechips and Texas Instruments. In the audio codec market, we compete primarily with AKM, Analog Devices, C-Media, Cirrus Logic, and Realtek. Within the USB peripherals market, we compete primarily with MosChip Semiconductor and Prolific Technology, and with other multi-chip solutions. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. Certain of our customers have developed products or technologies internally which are competitive with our products. Other customers could develop internal solutions or enter into strategic relationships with or acquire existing mixed-signal IC providers. Any of these actions could replace their need for our products.

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

As of December 31, 2004, we held 42 issued U.S. patents. Our patents and patent applications cover features employed in each of our existing product families. Our patents have expiration dates ranging from 2015 to 2023. We continue to actively pursue the filing of additional patent applications.

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

Employees

As of December 31, 2004, we employed 238 full-time people, including 160 in research and development, 21 in operations, 26 in sales and marketing, and 31 in administration. We have never had a work stoppage and none of our employees is represented by a labor organization. We consider our employee relations to be good.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge. These may be obtained from our website at www.sigmatel.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or at the SEC website at www.sec.gov.

FACTORS AFFECTING OUR FUTURE OPERATING RESULTS

Our business is inherently risky. You should carefully consider the risks described below and all of the other information contained in this annual report on Form 10-K and other filings with the Securities and Exchange Commission in evaluating our business. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

Due primarily to increased sales of our portable audio SoCs, we have experienced significant revenue growth and have gained significant market share in a relatively short period of time. Specifically, our annual revenues increased from $30.9 million in 2002 to $100.2 million in 2003 and to $194.8 million in 2004. However, we do not expect similar revenue growth or market share gains in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

We have incurred losses in prior periods and may incur losses in the future.

Although we had net income of $52.6 million and $10.0 million for the years ended December 31, 2004 and 2003, respectively, we incurred a net loss of approximately $8.3 million for the year ended December 31, 2002, and we may incur losses in the future. We expect our operating expenses to increase as we pursue our strategic objectives. Our results of operations for the year ended December 31, 2004 include non-cash charges of $2.2 million related to stock based compensation. We will continue to incur stock-based compensation in the future as a result of past option grants. Our ability to maintain profitability depends on the rate of growth of our target markets, the continued market acceptance of our customers’ products, the competitive position of our products, and our ability to develop new products. Even though we have achieved profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

We depend on a few key customers for a substantial majority of our sales and the loss of, or a significant reduction in orders from, any of them would likely significantly reduce our revenues.

For the years ended December 31, 2004, 2003 and 2002, sales to our top five customers accounted for approximately 72.3%, 71.9% and 75.7%, respectively, of our revenues. Our operating results in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our ICs. Our revenues would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers who place large orders, would harm our financial performance. Because our sales are made by means of standard purchase orders rather than long term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

We rely primarily on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these sales channels, our revenues would likely decline.

Sales to a small number of distributors generate a significant amount of our revenues. Our sales through distributors accounted for 73.9%, 70.3% and 65.5% of our revenues for the years ended December 31, 2004, 2003, and 2002, respectively. Our sales to GMI and Holystone, two large distributors, accounted for 44.4%, 42.5% and 39.4% of our revenues in the years ended December 31, 2004, 2003 and 2002, respectively. If GMI, Holystone or our other distributors were to materially reduce their purchases from us, our business, financial condition and results of operations would suffer.

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

The expansion of the consumer electronics market in general, and the demand for MP3 products in particular, may be adversely impacted by the enforcement of limits on file sharing and downloadable music. The major record labels have complained about consumers downloading music off of the Internet without paying any fees or royalties to the owners of that music. In particular, the Recording Industry Association of America, a recording industry trade group, has sued numerous individuals who illegally distribute copyrighted songs over the Internet. If the record labels, other music producers, or other parties are successful in limiting the ability of consumers to obtain free music on the Internet, the demand for consumer electronic devices such as MP3 players that use our ICs may decline. Any decline in consumer spending, whether relating to general economic conditions, future terrorist attacks or disease outbreaks, such as Severe Acute Respiratory Syndrome, or SARS, could also limit the expansion of the consumer electronics market, thus adversely affecting our business.

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

China and South Korea, where we have significant sales, are currently experiencing a slowing in economic growth, which may reduce our expected revenues while the slowing continues.

A significant portion of our sales to manufacturers of compressed digital audio players occur in China and South Korea, two countries that are currently experiencing a slowdown in economic growth. During the year ended December 31, 2004, 40% of our sales occurred in China and 6% of our sales occurred in South Korea. While we cannot precisely determine the percentage of worldwide end user purchases of compressed digital audio players that occur in China and South Korea, some of our customers have indicated that the growth in their sales to end customers in China and South Korea will be slower than originally anticipated due to the overall slowdown in economic growth in those countries. Thus, our ability to increase revenues and grow our profits in the short term could be negatively impacted as a result of the current slowdown in economic growth in China and South Korea.

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

Our recent revenue growth has been primarily from sales of our portable audio SoCs, which account for 89% of our revenues in the year ended December 31, 2004. Our future success depends on our ability to develop successful new products in a timely and cost-effective manner. We are required to continually evaluate expenditures for planned product developments and choose among alternatives based upon our expectations of future market trends. We cannot assure you that we will be able to develop and introduce new or enhanced products in a timely and cost-effective manner or that our products will generate significant revenues. The development of our ICs is highly complex, and successful product development and market acceptance of our products depend on a number of factors, including:

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

Our products are designed to be foundry-portable. In general, each of our products is primarily manufactured at a single foundry. We provide these foundries with monthly rolling forecasts of our production requirements; however, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. Moreover, the price of our wafers will fluctuate based on changes in available industry capacity. We do not have long term supply contracts with any of our foundries. Therefore, our foundry suppliers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. Accordingly, we cannot be certain that our foundries will allocate sufficient capacity to satisfy our requirements. If we are not able to obtain foundry capacity as required, our relationships with our existing customers would be harmed and our sales would likely decline.

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

We often build our products based on forecasts provided by customers before receiving purchase orders for the products and may therefore incur product shortages or excess product inventory.

In order to ensure availability of our products for some of our largest customers, we begin the manufacturing of our products in advance of receiving purchase orders based on forecasts provided by these customers and our distributors. These forecasts, however, do not represent binding purchase commitments and we do not recognize sales for these products until they are shipped to the customer. As a result, we incur inventory and manufacturing costs in advance of anticipated sales. Because demand for our products may not materialize, manufacturing based on forecasts subjects us to increased risks of high inventory carrying costs and increased obsolescence and may increase our operating costs. These inventory risks are exacerbated when our customers purchase indirectly through contract manufacturers because this causes us to have less visibility regarding the accumulated levels of inventory for such customers. A resulting write-off of unusable or excess inventories would adversely affect our operating results.

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

We have in the past and may in the future experience significant period-to-period fluctuations in our revenues and operating results due to a number of factors, including:

•	the timing and volume of purchase orders and cancellations from our customers;

•	the rate of acceptance of our products by our customers;

•	the rate of growth of the market for analog-intensive, mixed-signal ICs;

•	fluctuation and seasonality in demand for our products;

•	increases in prices charged by our foundries and other third-party subcontractors;

•	the availability of third-party foundry capacity;

•	the availability of components used in our customers’ products, such as flash memory or hard disk drives, which are key components in many portable compressed audio players;

•	fluctuations in manufacturing yields;

•	the difficulty of forecasting and managing our inventory and production levels;

•	the rate at which new markets emerge for products we are currently developing or our ability to develop new products;

•	our involvement in litigation;

•	natural disasters, particularly earthquakes, or disease outbreaks, such as the recent outbreak of SARS, affecting countries in which we conduct our business or in which our products are manufactured, assembled, or tested;

•	changes in our product mix; and

•	the evolution of industry standards.

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

We face competition from a relatively large number of competitors in each of our targeted markets. In the PC and consumer audio markets, we compete primarily with AKM, Analog Devices, C-Media, Cirrus Logic, and Realtek. In the portable compressed audio market, our principal competitors include Actions Semiconductor, Philips Semiconductor, PortalPlayer, Samsung, Telechips and Texas Instruments. Within the USB peripherals market, we compete primarily with MosChip Semiconductor and Prolific Technology, and other companies providing various multi-chip solutions. We expect to face increased competition in the future from our current and emerging competitors. In addition, some of our customers have developed and other customers could develop their own internal ICs that could replace their need for our products or otherwise reduce demand for our products.

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

We have substantial international activities, which expose us to additional business risks including increased logistical complexity and political instability.

We recently established an international subsidiary and opened an office in Hong Kong to increase our international activities in Asia. The percentage of our revenues from customers located outside of the U.S. were 99.9%, 99.4% and 98.3% for the years ended December 31, 2004, 2003 and 2002, respectively. We plan to expand our international sales activities, but may not be able to maintain or increase international market demand for our products. Our international sales and operations are subject to a number of risks, including:

•	increased complexity and costs of managing international sales and operations;

•	protectionist laws and business practices that favor local competition in some countries;

•	multiple, conflicting and changing laws, regulations and tax schemes;

•	longer sales cycles;

•	public health concerns, such as the SARS outbreak in 2003, and natural disasters, such as the tsunamis in 2004;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	political and economic instability; and

•	greater difficulty in hiring qualified employees.

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

In recent years, there has been significant litigation in the U.S. involving patents and other intellectual property rights in the semiconductor industry. In the past, we have found it necessary to engage in litigation to enforce and defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. For example, in 2000 we settled a patent infringement and trade secret claim filed by Cirrus Logic related to our audio codec products. Most recently, we filed a lawsuit against Actions Semiconductor seeking to halt its infringement of our intellectual property rights. We believe future litigation involving intellectual property could occur.

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

We have historically indemnified our customers for certain costs and damages of patent infringement in circumstances where our product is the factor creating the customer’s infringement exposure. This practice may subject us to significant indemnification claims by our customers. In some instances, our products are designed for use in devices manufactured by our customers that comply with international standards, such as the MP3 standard. These international standards are often covered by patent rights held by third parties, which may include our competitors. The combined costs of identifying and obtaining licenses from all holders of patent rights essential to such international standards could be high and could reduce our profitability or increase our losses. The cost of not obtaining such licenses could also be high if a holder of such patent rights brings a claim for patent infringement. We are aware that certain of our customers have received a notice from a third party seeking to grant a royalty bearing patent license to those customers and claiming that those customers’ manufacture and sale of products capable of decoding MP3 files violates patents which the third party has the right to enforce. We have not received any such notice, and we are not aware of any claimed violations on our part. In the contracts under which we distribute MP3 decoding products, we generally have not agreed to indemnify our customers with respect to patent claims related to MP3 decoding technology. However, we cannot assure you that claims for indemnification will not be made or that if made, such claims would not have a material adverse effect on our business, operating results or financial condition.

Any acquisition activity could disrupt our ongoing business and may present risks not contemplated at the time of the transaction.

We may acquire companies that have products, services, personnel and technologies that complement our strategic direction and product roadmap. These acquisitions may involve significant risks and uncertainties, including difficulties in incorporating the acquired companies’ operations and technologies; distraction of management’s attention away from normal business operations; insufficient revenue generation to offset liabilities assumed and expenses associated with acquisition; and unidentified issues not discovered in our due diligence process, including product quality issues and legal contingencies. Acquisitions are inherently risky, and no assurance can be given that any acquisitions will be successful and will not materially adversely affect business, operating results or financial condition. Should we issue our common stock or other equity related purchase rights as consideration in an acquisition, current stockholders’ percentage ownership and earnings per share may become diluted.

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

Our products may be found to be defective, product liability claims may be asserted against us and we may not have sufficient liability insurance.

One or more of our products may be found to be defective after shipment, requiring a product replacement, recall or a software solution, that would cure the defect but impede performance of the product. We may also be subject to product returns which could impose substantial costs and harm our business. In addition, product liability claims may be asserted with respect to our technology or products. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could give rise to failures in our customer’s end-product, so we may face claims for damages that are disproportionately higher than the revenues and profits we receive from the products involved, especially if our customer seeks to recover for damage claims made against it by its own customers. While we maintain insurance, there can be no assurance that we have obtained a sufficient amount of insurance coverage, that asserted claims will be within the scope of coverage of the insurance, or that we will have sufficient resources to satisfy any asserted claims.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, under the recently issued Financial Accounting Standard Board Statement No. 123R, we will be required to apply certain expense recognition provisions beginning July 1, 2005 to share-based payments to employees using the fair value method. This new accounting policy and any other changes in accounting policies in the future may result in significant accounting charges.

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

The emergence of alternative models for downloading digital music content may impact our business in ways we cannot anticipate.

Currently, most purchased music content is available through a pay-per-download model in which consumers purchase and own the song file which they can download and play on their personal media player. Microsoft is in the process of launching digital rights management software which is expected to provide personal media players access to music content on a subscription basis in which consumers can pay a subscription fee to rent, rather than own, the song file. The technology seeks to add a security feature to

Microsoft’s digital rights management technology to allow a personal media player to determine when a specific file has expired. If this technology is successful and our customers are unable to integrate with such technology, it could compete with existing pay-per-download music services. We cannot predict the impact on our business should this or other similar technology or other content distribution models become widely adopted. In addition, to the extent other providers of digital content or providers of platforms or components for personal media players take market share away from our customers’ products and services, our business and results of operations could be materially harmed.

Item 2. Properties

Our main executive, administrative and technical offices currently occupy approximately 74,000 square feet in Austin, Texas, under a lease agreement that requires us to lease an additional approximately 22,000 to 26,000 square feet by the fourth quarter of 2005, which lease expires in December of 2011 with one five year renewal option. We have subleased approximately 25,000 square feet of office space in Austin, Texas, which we do not currently utilize, to an unrelated third party through February of 2007, which is the term of the underlying lease. We have also subleased approximately 23,000 square feet of our former principal executive office space in Austin, Texas, which we do not currently utilize, to an unrelated third party through September of 2006, which is the term of the underlying lease. We also lease approximately 23,000 additional square feet of our former principal executive office space under a lease that expires in September of 2006 and approximately 9,500 additional square feet in another facility under a sublease that expires in September of 2007, both of which spaces we do not currently occupy, and we are actively seeking to sublease these to third parties.

We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

Item 3. Legal Proceedings

Many participants in the semiconductor industry have a significant number of patents and have frequently demonstrated a willingness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims have led to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets, or invalidity of our patents will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not materially and adversely affect our business, financial condition and results of operations. As of December 31, 2004, we were party to the following legal proceeding:

Actions Semiconductor

On January 4, 2005, we filed a lawsuit against Actions Semiconductor Company, Ltd., based in Zhuhai, Guangdong, China (“Actions Semiconductor”), in the United States District Court for the Western District of Texas, Austin Division. We assert that certain Actions Semiconductor ICs that are incorporated as components in MP3 players being shipped into the United States infringe multiple SigmaTel patents related to our portable audio SoCs. We are seeking damages and requesting a permanent injunction prohibiting Actions Semiconductor from designing, manufacturing or selling the infringing MP3 integrated circuits in the United States. We are also requesting a permanent injunction prohibiting further shipment of products into the United States that use Actions Semiconductor integrated circuits.

Item 4. Submission of Matter to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the Nasdaq National Market under the symbol “SGTL” since September 19, 2003. Prior to this time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq National Market. As of January 20, 2005, there were 68 holders of record of our common stock.

	Common Stock Price
	High	Low
Fiscal Year 2003
Third Quarter (From September 19, 2003)	$22.15	$17.50
Fourth Quarter	$30.92	$20.01
Fiscal Year 2004
First Quarter	$32.34	$17.79
Second Quarter	$29.20	$21.54
Third Quarter	$28.80	$13.79
Fourth Quarter	$37.34	$21.93

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

As of December 31, 2004, we used the net proceeds of the offering as follows:

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

Item 6. Selected Financial Data

The selected balance sheet data as of December 31, 2004 and 2003 and the selected statements of operations data for the years ended December 31, 2004, 2003 and 2002 have been derived from audited financial statements included in this Form 10-K. The selected balance sheet data as of December 31, 2002, 2001 and 2000 and the selected statements of operations data for the years ended December 31, 2001 and 2000 have been derived from audited financial statements not included in this Form 10-K. You should read this selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes to those statements included in this Form 10-K.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except share data)
Statements of Operations Data:
Revenues, net	$194,805	$100,225	$30,917	$24,380	$47,430
Gross profit	105,618	47,734	11,287	692	8,401
Research and development	32,253	17,867	11,927	13,678	15,201
Selling, general and administrative	18,098	10,184	4,969	6,572	13,788
Amortization of deferred stock-based compensation	2,162	3,907	29	95	189
Litigation settlements	—	4,500	—	(3,000)	3,000
Total operating expenses	52,513	36,458	16,936	17,335	31,345
Operating income (loss)	53,105	11,276	(5,649)	(16,643)	(22,944)
Net income (loss)	52,556	9,989	(8,279)	(18,377)	(22,709)
Deemed dividends on preferred stock	—	(8,768)	(316)	(316)	(312)
Net income (loss) attributable to common stockholders	52,556	1,221	(8,595)	(18,693)	(23,021)
Basic net income (loss) attributable to common stockholders per share	$1.52	$0.09	$(1.47)	$(3.34)	$(5.21)
Diluted net income (loss) attributable to common stockholders per share	$1.39	$0.04	$(1.47)	$(3.34)	$(5.21)
Weighted-average number of shares used in basic net income (loss) attributable to common stockholders per share calculations	34,668,904	13,449,687	5,836,026	5,597,511	4,414,522
Weighted-average number of shares used in diluted net income (loss) attributable to common stockholders per share calculations	37,871,618	31,086,166	5,836,026	5,597,511	4,414,522

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$27,246	$61,841	$2,859	$6,308	$2,975
Short-term investments	114,451	49,420	—	—	—
Total assets	219,915	146,877	18,529	20,459	35,422
Long-term debt	7	63	7,437	11,602	204
Redeemable convertible preferred stock	—	—	40,761	40,445	40,133
Total stockholders’ equity (deficit)	180,916	126,108	(44,985)	(37,565)	(21,852)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see the “Cautionary Statement” above. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report on Form 10-K, particularly under the heading “Factors Affecting Our Future Operating Results.”

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

In early 2001, we hired our current Chief Executive Officer, Ronald Edgerton, and established a new management team. This new management team stopped development of our ADSL SoC, reduced headcount, and redirected our development efforts towards host audio codecs and portable audio SoCs. Due primarily to increased sales of our portable audio SoCs, our revenues increased from $30.9 million for the year ended December 31, 2002 to $100.2 million for the year ended December 31, 2003 and $194.8 million for the year ended December 31, 2004, and our operating results improved from an operating loss of $5.6 million for the year ended December 31, 2002 to operating income of $11.3 million for the year ended December 31, 2003 and $53.1 million for the year ended December 31, 2004.

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

	Year Ended December 31,
	2004	2003	2002
G.M.I. Technology	27.3%	10.6%	*
Holystone Enterprise	17.0	31.9	35.0%
Creative Technology(1)	14.1	14.3	21.2

*	Less than 10%
(1)	Creative Technology holds more than 10% of our outstanding stock and had a representative on our Board of Directors until June 2004.

The percentage of our revenues from customers located outside the U.S. was 99.9%, 99.4% and 98.3% for the years ended December 31, 2004, 2003 and 2002, respectively. Most of the products that use our ICs are manufactured outside of the U.S. As a result, we believe that a substantial majority of our revenues will continue to come from customers located outside of the U.S. All of our revenues to date have been denominated in U.S. dollars.

The percentages of our revenues by country are set forth in the following table:

	Year Ended December 31,
	2004	2003	2002
China/Hong Kong	40.0%	24.8%	15.7%
Taiwan	37.1	49.4	45.9
Singapore	15.2	14.4	21.8
South Korea	5.8	7.5	6.4
Japan	1.5	2.3	8.1
U.S.	0.1	0.6	1.7
Other	0.3	1.0	0.4

Total	100.0%	100.0%	100.0%

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

SigmaTel, Inc. was incorporated in Texas in 1993 and changed its state of incorporation to Delaware in August 2003 by merging into a wholly owned subsidiary. As a result of the merger, that subsidiary succeeded to all rights and obligations of the Texas corporation, and the Texas corporation ceased to exist. Prior to the merger, the Delaware subsidiary conducted no operations and had no assets or liabilities other than $1,000 of cash contributed to it by the Texas corporation. SigmaTel Hong Kong Ltd. was established and incorporated in Hong Kong in July 2004 and became a wholly owned subsidiary of SigmaTel, Inc. in August of 2004, for the purpose of providing engineering support to our customers in Asia for their product development activities.

The following describes certain line items in our statements of operations:

Revenues. Revenues consist primarily of sales of our ICs, net of sales discounts or incentives. We recognize revenues on direct sales at the time of shipment to our customers, or later if dictated by shipping terms. We defer revenues on sales through distributors with rights of return and price protection until products are resold by such distributors to their customers.

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

Research and Development. Research and development expense consists primarily of employee, contractor, and related costs, expenses for development testing, evaluation, masking revisions, occupancy costs, and depreciation on research and development equipment. All research and development costs are expensed as incurred. We plan to continue to invest a significant amount in research and development activities to develop new products. We expect research and development expenses to increase in future periods in absolute dollars to support the pursuit of new product development opportunities.

Selling, General and Administrative. Selling, general and administrative expense consists primarily of employee, contractor, and related costs, occupancy costs, sales commissions to independent sales representatives, professional services, and promotional and marketing expenses. We expect selling expenses will fluctuate with changes in revenues, and we expect that general and administrative expenses will increase in future periods to support our future operations as well as the additional costs of operating as a publicly traded company.

Amortization of Deferred Stock-Based Compensation. In connection with grants of stock options and the issuance of warrants as a private company in 2000, 2001, 2002 and 2003, we recorded an aggregate of $7.5 million in deferred stock-based compensation. These options and warrants are considered compensatory because the fair value of our stock determined for financial reporting purposes was greater than the fair value determined by our board of directors on the date of grant or issuance. As of December 31, 2004, we had an aggregate of $1.3 million of deferred stock-based compensation remaining to be amortized. We are amortizing deferred stock-based compensation over the vesting period of the related options and warrants, which is generally four or five years. This deferred stock-based compensation balance will be amortized as follows: $0.9 million during 2005 and $0.4 million during 2006.

Provision for Income Taxes. We accrue federal and state income taxes at the applicable statutory rates adjusted for certain items including non-deductible expenses, research and development tax credits, interest income from tax advantaged investments, as well as changes in our deferred tax asset valuation allowance. In the third quarter of 2004, we released $8.4 million of our deferred tax asset valuation allowance due to management’s belief that it is more likely than not that we will realize our remaining net deferred tax asset. We expect our future effective tax rate to more closely approximate the statutory rate due to the release of the majority of the deferred tax valuation allowance.

Results of Operations

The following table sets forth our statements of operations as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
Revenues, net	100.0%	100.0%	100.0%
Cost of goods sold	45.8	52.4	63.5

Gross profit	54.2	47.6	36.5
Operating expenses:
Research and development	16.6	17.8	38.6
Selling, general and administrative	9.3	10.2	16.1
Amortization of deferred stock-based compensation	1.1	3.9	0.1
Litigation settlements	—	4.5	—

Total operating expenses	27.0	36.4	54.8

Operating income (loss)	27.3	11.2	(18.3)
Interest income	0.9	0.3	0.1
Interest expense	—	(1.2)	(8.6)

Income (loss) before income taxes	28.1	10.3	(26.8)

Income taxes	1.2	0.3	—

Net income (loss)	27.0	10.0	(26.8)
Deemed dividends on preferred stock	—	(8.8)	(1.0)

Net income (loss) attributable to common stockholders	27.0%	1.2%	(27.8)%

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Revenues. Revenues for the year ended December 31, 2004 were $194.8 million compared to $100.2 million for the year ended December 31, 2003, an increase of 94.4%. This increase was due to an increase in revenues from our portable audio SoCs, offset by a decrease in revenues from our audio codecs and USB peripheral ICs. The increase in revenues from our portable audio SoCs was due to the growth of the emerging portable compressed audio player market and our favorable competitive position within that market. Revenues from our portable audio SoCs were 89.3% of total revenues for the year ended December 31, 2004. Our favorable competitive position in this market is primarily due to our integration of analog and digital components onto a single IC, and the resulting small form factor, low power consumption, and overall low system cost to our customers. The decrease in revenues from audio codecs was due to decreased sales to sound card manufacturers. The decrease in revenues from USB peripheral ICs was primarily due to competitive pricing pressures.

Revenues from GMI, our largest distributor located in Hong Kong, increased by $42.7 million to 27.3% of total revenues during the year ended December 31, 2004 from 10.6% of total revenues during the year ended December 31, 2003 due to stronger demand for our portable audio SoCs in China, including Hong Kong. Revenue from Holystone, a distributor located in Taiwan, increased by $1.2 million, but decreased to 17.0% of total revenues during the year ended December 31, 2004 from 31.9% during the year ended December 31, 2003 due to stronger demand for our portable audio SoCs in geographic regions such as China and South Korea. Sales to Creative Technology, an affiliate, increased by $13.2 million but decreased to 14.1% of total revenues during the year ended December 31, 2004 from 14.3% during the year ended December 31, 2003 due to sales growth at other customers and a reduction in sales of their sound cards, which include our audio codecs, partially offset by increased sales of our portable audio SoCs which are a component of their portable compressed audio players. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 54.2% for the year ended December 31, 2004 compared with 47.6% for the year ended December 31, 2003. The increase in gross margin was primarily due to a favorable product mix and a reduction in manufacturing costs, which included both lower wafer costs and lower test costs. The favorable product mix resulted from increased revenues from our portable audio SoCs as a percentage of total revenues, as the gross margin from these products is generally higher than from our audio codecs. Included in cost of goods sold for the year ended December 31, 2003 was $0.3 million of depreciation related to the abandonment of certain testing equipment. We expect our gross margins for the first quarter of 2005 to be consistent with those achieved during the fourth quarter of 2004. However, increased competition could adversely impact our pricing, particularly in the portable compressed audio player market, which could adversely impact our gross margins longer term.

Research and Development. Research and development expenses increased to $32.3 million, or 16.6% of revenues, for the year ended December 31, 2004 from $17.9 million, or 17.8% of revenues, for the year ended December 31, 2003. This dollar increase of 80.5% was primarily due to increases in our engineering headcount, including independent contractors, as well as increases in the costs of design tools. Such increases were primarily to support hardware and software development on our latest portable audio SoCs, the STMP 36XX family of products, and our new High Definition Audio 92XX family of products. This increased research and development spending has resulted in substantial completion of the design of these products and the creation of several patentable inventions, enabling us to file additional U.S. patent applications covering inventions made during the STMP 36XX and 92XX design process. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in sales volume.

Selling, General and Administrative. Selling, general and administrative expenses increased to $18.1 million, or 9.3% of revenues, for the year ended December 31, 2004 from $10.2 million, or 10.2% of revenues, for the year ended December 31, 2003. This dollar increase of 77.7% was due to increases in sales, marketing, and administrative personnel, as well as increases in commissions paid to independent sales representatives due to our revenue growth. Included in selling, general and administrative expenses for the year ended December 31, 2004 was $2.0 million related to the abandonment of a lease of office space. In December 2004, we abandoned the lease in order to move our Austin, TX operations to a larger office space at a lower cost per square foot that would accommodate our rapidly growing staff of engineers as well as support staff. The total amount incurred in connection with the lease abandonment charge was approximately $2.0 million, which was expensed in 2004 and is reflected in selling, general and administrative expense. We expect to pay $1.2 million in 2005 and $0.8 million in 2006 from general corporate funds related to this charge. We do not expect any future charges related to this abandonment. Included in selling, general and administrative expenses for the year ended December 31, 2003 was $0.4 million of accelerated amortization related to the abandonment of accounting software. We expect selling, general and administrative expenses will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs, but such expenses will fluctuate as a percentage of revenues due to changes in sales volumes.

Amortization of Deferred Stock-Based Compensation. We record deferred stock-based compensation for the difference between the exercise price of option grants and the fair value of our common stock at the time of such grants which resulted in amortization expense of $2.2 million and $3.9 million for the years ended December 31, 2004, and 2003, respectively. Amounts recorded during the year ended December 31, 2003 include $0.9 million of amortization expense related to the vesting of an option that occurred as a result of our initial public offering.

Litigation Settlements. In September 1999, a suit was filed against us by Crystal Semiconductor, Inc. and Cirrus Logic, Inc. (the parent company of Crystal) alleging that certain of our products infringed on two of Crystal’s patents. We settled the suit in November 2000. As part of the settlement, we issued shares of common stock to Cirrus valued at $3.0 million at the date of issuance, which was recorded as a litigation settlement expense. We also agreed to a perpetual contingent guarantee which provided that these shares would have a value of at least $10.5 million at the time of an initial public offering. Upon the closing of our initial public offering in 2003, we recorded an expense of and paid Cirrus $4.5 million in satisfaction of the contingent guarantee.

Interest Expense. Interest expense decreased to $23,000 for the year ended December 31, 2004 from $1.3 million for the year ended December 31, 2003. This was due to a decrease in non-cash interest charges related to warrants issued to investors for their guarantee of certain of our indebtedness from April 2001 through April 2003, as well as, decreased interest expense on lower levels of debt outstanding during the 2004 period. During the first quarter of 2003, we raised $8.1 million from sales of our preferred stock and used the proceeds to pay down our debt. During the third quarter of 2003, we successfully completed an initial public offering of approximately 7.4 million shares of our common stock, which resulted in net proceeds to us of approximately $101.4 million. A portion of the proceeds was used to pay off all of our existing long-term debt.

Interest Income. Interest income increased to $1.7 million for the year ended December 31, 2004 from $0.3 million for the year ended December 31, 2003. This was due to increased income earned on our cash balances and investments in short-term marketable securities since the completion of our initial public offering in September 2003.

Income Tax Expense. Income tax expense increased to $2.3 million for the year ended December 31, 2004 from $0.3 million for the year ended December 31, 2003. This was primarily due to increased income before income taxes, as well as an increase in our effective tax rate to 4.1% for the year ended December 31, 2004 from 3.2% in the year ended December 31, 2003. The increase in the effective rate was primarily due to management’s decision to no longer place a full valuation allowance against the net deferred tax asset, based on the determination that it is more likely than not that we will realize the remaining net deferred tax asset. Our income tax expense for the year ended December 31, 2004 includes the benefit of a $14.7 million reduction in our deferred tax asset valuation allowance, $6.3 million of which represented the utilization of deferred tax assets not previously recognized, and $8.4 million of which was released by management at September 30, 2004.

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

Research and Development. Research and development expenses increased to $17.9 million, or 17.8% of revenues, for the year ended December 31, 2003 from $11.9 million, or 38.6% of revenues, for the year ended December 31, 2002. This dollar increase of 49.8% was primarily due to increases in our engineering headcount, including independent contractors, as well as increases in the costs of design tools. Such increases were primarily to support hardware and software development on our STMP 35XX family of portable audio SoCs and our STBD 2010 USB peripheral IC. This increased research and development spending has resulted in substantial completion of the design of these products and the creation of several patentable inventions, enabling us to file additional U.S. patent applications covering inventions made during the STMP 35XX and STBD 2010 design processes. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in sales volume.

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

Liquidity and Capital Resources

As of December 31, 2004, we had $141.7 million in cash, cash equivalents and short-term investments. On September 19, 2003, we completed an initial public offering of approximately 7.4 million shares of our common stock resulting in net proceeds to us of approximately $101.4 million. On February 18, 2004, we completed a follow-on public offering of 250,000 shares of our common stock resulting in net proceeds to us of approximately $5.3 million.

Net cash provided by operating activities was $52.6 million and $12.3 million for the years ended December 31, 2004 and 2003, respectively, while our operating activities used cash in the amount of $4.2 million during the year ended December 31, 2002. The improvement in our operating cash flows is the result of increased revenue and net income. Our inventories, net of allowances, increased $9.5 million, $4.2 million and $1.6 million during the years ended December 31, 2004, 2003 and 2002, respectively. Our finished goods inventory increased $3.4 million, $3.2 million and $1.7 million during the years ended December 31, 2004, 2003 and 2002, respectively, to enable us to meet increased customer demand for our products. Our reserve for slow-moving and obsolete inventory as a percentage of total inventory was 10.1% and 12.5% as of December 31, 2004 and 2003, respectively. We monitor and analyze our inventory for obsolescence and adjust this reserve accordingly. Our accounts receivable, net of allowances, increased $18.2 million and $11.1 million during the years ended December 31, 2004 and 2003, respectively. These changes are due to increases in revenues and the timing of customer payments. Our accounts payable increased $13.0 million and $4.5 million during the years ended Decembers 31, 2004 and 2003, respectively. These changes are primarily due to increases in inventories and operating expenses, as well as the timing of payments to suppliers. Our deferred revenue increased $3.5 million and $3.2 million during the years ended December 31, 2004 and 2003, respectively, due to increases in our products held at distributors to enable them to meet increased customer demand for our products.

Our investing activities used cash of $76.9 million, $52.9 million and $1.5 million during the years ended December 31, 2004, 2003 and 2002, respectively. Investing activities primarily represented purchases of capital equipment, investments in short-term marketable securities, proceeds from sales of testing equipment, and proceeds from maturities of restricted investments related to deposits for real estate leases.

Capital expenditures were $11.5 million, $3.6 million and $1.7 million during the years ended December 31, 2004, 2003 and 2002, respectively. These expenditures were for the purchase of design software and engineering tools and other computer equipment and software. We purchased certain intellectual property from a third party during the third quarter of 2003 that resulted in cash expenditures of $0.8 million in the fourth quarter of 2003 and $3.8 million during the year ended December 31, 2004. Research and development resources are required to develop and expand our core technologies and proprietary product offerings. Our research and development expenses were $32.3 million, $17.9 million and $11.9 million during the years ended December 31, 2004, 2003 and 2002, respectively. These expenditures resulted in the enhancement of our product offerings, technological know how and inventions that have yielded several U.S. patents and pending U.S. patents. We expect to continue to incur significant research and development expenses and will fund these expenses with operating cash flow and existing cash balances.

Our financing activities used cash of $10.3 million during the year ended December 31, 2004, while our financing activities provided $99.5 million and $2.3 million during the years ended December 31, 2003 and 2002, respectively. Financing activities primarily represented repurchases of common stock outstanding, proceeds from the issuance of common stock and convertible preferred stock, proceeds from long-term debt, and proceeds and repayments under our revolving line of credit during the year ended December 31, 2002. During the first quarter of 2003, we received proceeds of $8.1 million from the issuance of convertible preferred stock. A substantial portion of these proceeds was used to pay down and refinance our bank credit facility. On September 18, 2003, we completed our initial public offering and received $101.4 million of net offering proceeds. We used a portion of the net proceeds to repay outstanding term debt of $4.2 million and pay a litigation settlement obligation totaling $4.5 million. The remaining net proceeds in addition to our existing cash balances were invested in short-term, investment grade, interest bearing instruments, pending their use to fund working capital and capital expenditures as required. On February 18, 2004, we completed a follow-on equity offering and received $5.3 million of net offering proceeds. We also received $3.8 million in proceeds from the exercise of employee stock options and $1.6 million from the purchase of stock under our Employee Stock Purchase Plan during the year ended December 31, 2004. These proceeds were invested in short-term, investment grade, interest bearing instruments, pending their use to fund working capital and capital expenditures as required. During year ended December 31, 2004, we used $21.0 million to repurchase and retire 1,381,991 shares of common stock under a plan of open market purchases approved by our Board of Directors in July of 2004.

The fair value of our investments in marketable securities at December 31, 2004 was $114.5 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

The following table describes our commitments to settle contractual obligations in cash as of December 31, 2004:

	Amount of Commitment Maturing by Year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$20,320	$4,439	$6,817	$4,492	$4,572
Capital leases	70	63	7	—	—
Long-term liabilities (excluding amounts related to operating leases presented above)	60	—	60	—	—
Purchase obligations (primarily inventory)	53,164	51,148	1,906	110	—

Total commitments	$73,614	$55,650	$8,790	$4,602	$4,572

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

Accounting for Stock-Based Compensation. Our stock-based employee compensation plans are described more fully in Note 10 to the financial statements. We account for these plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. We amortize stock-based compensation over the vesting periods of the related options, which are generally either four or five years, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25.

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

Accounting for Income Taxes. We account for income taxes under SFAS No. 109, Accounting for Income Taxes. Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial and tax bases of assets and liabilities using enacted tax rates in effect for the year in which we expect the differences will affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the financial statements. Where it is assumed that the reported amounts will be recovered and settled, and that a difference between the tax basis of an asset or liability and its reported amount in the balance sheet will result in a taxable or deductible amount in some future year, a deferred tax asset or liability is established. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and feasible tax planning strategies, and to the extent we believe it is not likely, we establish a valuation allowance.

As of December 31, 2003, we had recorded a full valuation allowance of $16.0 million against our deferred tax assets due to uncertainties related to our ability to utilize net operating loss and research and development credit carryforwards prior to their expiration. At September 30, 2004, we released $8.4 million of the valuation allowance due to our increased profitability and our expectations of future taxable income. In addition, the valuation allowance was reduced by $6.3 million to reflect utilization of deferred tax assets that had not been previously recognized. Certain of our carryforwards are subject to limits that may result in the expiration of the carryforwards prior to their utilization. Therefore we have maintained a valuation allowance of $1.3 million at December 31, 2004.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE.

VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

In April 2004, the EITF released Issue No. 03-06, Participating Securities and the Two Class Method under SFAS No. 128, Earnings per Share, which addressed a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. It requires that undistributed earnings for the period be allocated to a participating security based on the contractual participation rights of the security to share in those earnings as if all the earnings for the period had been distributed in calculating earnings per share. EITF Issue No. 03-06 is effective for fiscal periods beginning after March 15, 2004. It requires that prior period earnings per share amounts be restated to ensure comparability year over year. The adoption of EITF Issue No. 03-06 did not have a material impact on our financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position, results of operations or cash flows.

In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for fiscal periods beginning after June 15, 2005. We are evaluating SFAS 123R and believe it may have a material effect on our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk The primary objective of our investment activities is to preserve principal while maximizing the income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. As of December 31, 2004, all of our investments were in money market accounts or investment grade securities.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

The following tables set forth our unaudited quarterly consolidated statements of operations for each of the eight quarters ended December 31, 2004, as well as such data expressed as a percentage of our revenues for the quarters presented. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. Operating results for any quarter are not necessarily indicative of results for any future periods.

	Three Months Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(in thousands, except share data)
Statements of Operations Data:
Revenues, net	$78,585	$48,112	$36,608	$31,500	$34,971	$32,706	$19,672	$12,876
Gross profit	42,993	26,079	19,830	16,716	17,676	15,718	8,802	5,538
Research and development	10,397	8,603	7,170	6,083	5,377	4,674	4,154	3,662
Selling, general and administrative	7,632	3,964	3,603	2,899	3,213	2,716	2,717	1,538
Amortization of deferred stock-based compensation	341	424	402	995	919	1,860	889	239
Litigation settlements	—	—	—	—	—	4,500	—	—
Total operating expenses	18,370	12,991	11,175	9,977	9,509	13,750	7,760	5,439
Operating income	24,623	13,088	8,655	6,739	8,167	1,968	1,042	99
Net income (loss)	19,486	17,318	8,821	6,931	8,157	1,682	765	(615)
Net income (loss) attributable to common stockholders	19,486	17,318	8,821	6,931	8,157	1,169	686	(8,791)
Basic net income (loss) attributable to common stockholders per share	$0.56	$0.50	$0.25	$0.20	$0.24	$0.15	$0.12	$(1.50)
Diluted net income (loss) attributable to common stockholders per share	$0.52	$0.46	$0.23	$0.18	$0.21	$0.04	$0.03	$(1.50)
Basic weighted-average number of shares used in per share calculations	34,500,533	34,537,784	35,146,977	34,486,515	34,109,901	7,733,292	5,853,738	5,845,938
Diluted weighted-average number of shares used in per share calculations	37,485,379	37,381,964	38,767,712	38,446,198	38,289,376	29,536,606	30,142,756	5,845,938
As a Percentage of Revenues:
Revenues, net	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	54.7	54.2	54.2	53.1	50.5	48.1	44.7	43.0
Research and development	13.2	17.9	19.6	19.3	15.4	14.3	21.1	28.4
Selling, general and administrative	9.7	8.2	9.8	9.2	9.2	8.3	13.8	11.9
Amortization of deferred stock-based compensation	0.4	0.9	1.1	3.2	2.6	5.7	—	—
Litigation settlements	—	—	—	—	—	13.8	—	—
Total operating expenses	23.4	27.0	30.5	31.7	27.2	42.0	39.4	42.2
Operating income	31.3	27.2	23.6	21.4	23.4	6.0	5.3	0.8
Net income (loss)	24.8	36.0	24.1	22.0	23.3	5.1	3.9	(4.8)
Net income (loss) attributable to common stockholders	24.8	36.0	24.1	22.0	23.3	3.6	3.5	(68.3)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2004 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As a result of this evaluation, there were no significant changes in our internal control over financial reporting during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. We have performed an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our internal control over financial reporting. Our management used the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) to perform this evaluation. Based on that evaluation, our management, including our CEO and CFO, concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, a copy of which is included in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

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

Item 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned “Proposal 1- Election of Directors,” “Executive Compensation” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934.”

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

PART IV

Item 15. Exhibits, and Financial Statement Schedules

(a) 1. Financial Statements

2. Schedules

See Schedule II – Valuation and Qualifying Accounts at page S-1.

3. Exhibits

The exhibits listed on the accompanying index to exhibits in Item 15(b) below are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b) Exhibits

Exhibit Number
3.1	(1)	Second Restated Certificate of Incorporation of SigmaTel, Inc.

3.2	(2)	Amended and Restated Bylaws of SigmaTel, Inc.

4.1	(2)	Specimen certificate for shares of common stock

10.1	(2)	SigmaTel 1995 Stock Option/Stock Issuance Plan, as amended to date

10.2	(2)	SigmaTel 2003 Equity Incentive Plan

10.3	(2)	SigmaTel Employee Stock Purchase Plan

10.4	(2)	Second Amended and Restated Investors’ Rights Agreement dated August 15, 2000, by and among SigmaTel and certain holders of preferred stock or common stock

10.5	(2)	First Amendment to Second Amended and Restated Investors’ Rights Agreement dated November 17, 2000, by and between SigmaTel and Cirrus Logic, Inc.

10.6	(2)	Second Amendment to Second Amended and Restated Investors’ Rights Agreement dated July 1, 2003, by and between SigmaTel and certain holders of preferred or common stock.

10.7	(2)	Lease Agreement effective August 6, 1999, by and between SigmaTel and Desta Two Partnership Ltd.

10.8	(2)	Amendment No. 1 to Lease Agreement, effective January 1, 2000, by and between SigmaTel and Desta Two Partnership Ltd.

Exhibit Number

10.9	(2)	Sublease dated July 16 2001, by and between SigmaTel and Texas Networking, Inc.

10.10	(2)	Office Building Lease Agreement dated June 12, 2000, by and between SigmaTel and BC Plaza II/III Ltd.

10.11	(2)	Amended and Restated Loan and Security Agreement dated March 4, 2003, by and between SigmaTel and Silicon Valley Bank

10.12	(2)	Executive Employment Agreement dated as of March 26, 2001 by and between Ronald Edgerton and SigmaTel

10.13	(3)	Form of Indemnification Agreement for directors and officers

10.14	(4)	Executive Employment Agreement dated as of May 20, 2003 by and between Ross Goolsby and SigmaTel

10.15	(5)	Lease Agreement dated July 29, 2004, by and between SigmaTel, Inc. and Prentiss Properties Acquisition Partners, L.P.

10.16	(6)	Independent Contracting Agreement between SigmaTel, Inc. and Robert Derby, effective October 19, 2004

10.17	(7)	Incentive Bonus Plan for certain full-time senior employees of SigmaTel

21.1		List of SigmaTel’s subsidiaries

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.01		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(1)	Incorporated by reference to Exhibit 3.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.

(3)	Incorporated by reference to exhibit 10.15 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.

(4)	Incorporated by reference to exhibit 10.16 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-112280), filed with the Securities and Exchange Commission on January 28, 2004.

(5)	Incorporated by reference to exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on October 19, 2004.

(6)	Incorporated by reference to exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2004.

(7)	Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 1, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 7, 2005.

SIGMATEL, INC.

By:	/s/ RONALD P. EDGERTON
Ronald P. Edgerton President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ RONALD P. EDGERTON Ronald P. Edgerton	President and Chief Executive Officer (principal executive officer)	February 7, 2005

/s/ ROSS A. GOOLSBY Ross A. Goolsby	Vice President of Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)	February 7, 2005

/s/ ALEXANDER M. DAVERN Alexander M. Davern	Director	February 7, 2005

/s/ JOHN A. HIME John A. Hime	Director	February 7, 2005

/s/ KENNETH P. LAWLER Kenneth P. Lawler	Director	February 7, 2005

/s/ ROBERT T. DERBY Robert T. Derby	Director	February 7, 2005

/s/ WILLIAM P. OSBORNE William P. Osborne	Director	February 7, 2005

SigmaTel, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of SigmaTel, Inc.

We have completed an integrated audit of SigmaTel, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of SigmaTel, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Austin, Texas

February 7, 2005

SigmaTel, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$27,246	$61,841
Short-term investments	114,451	49,420
Accounts receivable, net	34,195	15,989
Inventories, net	19,411	9,904
Deferred tax asset	7,613	—
Prepaid expenses and other assets	4,241	1,333

Total current assets	207,157	138,487

Property, equipment and software, net	7,116	3,792
Intangible assets, net	4,357	4,476
Other assets	1,285	122

Total assets	$219,915	$146,877

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,016	$13,466
Accrued payroll	2,217	870
Other accrued expenses	4,365	2,561
Deferred revenue	7,286	3,645
Current portion of long-term obligations	1,223	48

Total current liabilities	38,107	20,590

Capital lease obligations, net of current portion	7	63
Other liabilities	885	116

Total liabilities	38,999	20,769

Stockholders’ equity:
Common stock, $0.0001 par value; 170,000,000 shares authorized; shares issued and outstanding: 35,204,742 and 35,114,786 in 2004, 34,270,961 and 34,181,005 in 2003, respectively	4	3
Additional paid-in capital	173,480	173,737
Notes receivable from stockholders	(7)	(115)
Deferred stock-based compensation	(1,278)	(3,678)
Treasury stock, 89,956 common shares at cost	(741)	(741)
Accumulated surplus (deficit)	9,458	(43,098)

Total stockholders’ equity	180,916	126,108

Total liabilities and stockholders’ equity	$219,915	$146,877

The accompanying notes are an integral part of these consolidated financial statements.

SigmaTel, Inc.

Consolidated Statements of Operations

(in thousands, except share data)

	Year Ended December 31,
	2004	2003	2002
Revenues, net	$194,805	$100,225	$30,917
Cost of goods sold(1)	89,187	52,491	19,630

Gross profit	105,618	47,734	11,287

Operating expenses:
Research and development(1)	32,253	17,867	11,927
Selling, general and administrative(1)	18,098	10,184	4,969
Amortization of deferred stock-based compensation	2,162	3,907	29
Litigation settlements (Note 12)	—	4,500	—
Loss on sale of assets	—	—	11

Total operating expenses	52,513	36,458	16,936

Operating income (loss)	53,105	11,276	(5,649)
Other income (expense):
Interest income	1,732	296	42
Interest expense	(23)	(1,250)	(2,672)

Income (loss) before income taxes	54,814	10,322	(8,279)
Income taxes	2,258	333	—

Net income (loss)	52,556	9,989	(8,279)
Deemed dividends on preferred stock	—	(8,768)	(316)

Net income (loss) attributable to common stockholders	$52,556	$1,221	$(8,595)

Basic net income (loss) attributable to common stockholders per share	$1.52	$0.09	$(1.47)
Diluted net income (loss) attributable to common stockholders per share	$1.39	$0.04	$(1.47)
Weighted-average number of shares used in basic net income (loss) attributable to common stockholders per share calculations	34,668,904	13,449,687	5,836,026
Weighted-average number of shares used in diluted net income (loss) attributable to common stockholders per share calculations	37,871,618	31,086,166	5,836,026

(1)	Amounts exclude amortization of deferred stock-based compensation as follows:

	Year Ended December 31,
	2004	2003	2002
Cost of goods sold	$105	$129	$—
Research and development	1,378	1,853	29
Selling, general and administrative	679	1,925	—

Total	$2,162	$3,907	$29

The accompanying notes are an integral part of these consolidated financial statements.

SigmaTel, Inc.

Consolidated Statements of Changes In Stockholders’ Equity (Deficit)

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock-Based Compensation	Treasury Stock	Accumulated Surplus (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2001	6,597,898	$1	$10,237	$(278)	$(108)	$(2,609)	$(44,808)	$(37,565)
Issuance of common stock upon exercise of options	7,419	—	13	—	—	—	—	13
Repurchase of 1,433 shares of common stock	—	—	—	—	—	(1)	—	(1)
Deferred stock-based compensation	—	—	(29)	—	29	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	29	—	—	29
Warrants issued to a customer	—	—	973	—	—	—	—	973
Issuance of common stock for software licenses	33,333	—	100	—	—	—	—	100
Warrants issued in connection with financing	—	—	72	—	—	—	—	72
Retirement of treasury stock	(648,022)	—	(1,869)	—	—	1,869	—	—
Interest on amounts receivable from stockholder	—	—	—	(15)	—	—	—	(15)
Payment of amounts receivable from stockholder	—	—	—	4	—	—	—	4
Deemed dividends on redeemable convertible preferred stock	—	—	(316)	—	—	—	—	(316)
Net loss	—	—	—	—	—	—	(8,279)	(8,279)

Balance, December 31, 2002	5,990,628	1	9,181	(289)	(50)	(741)	(53,087)	(44,985)
Issuance of common stock upon initial public offering, net of issuance costs of $1,664	7,383,917	—	101,361	—	—	—	—	101,361
Issuance of common stock upon exercise of options	227,257	—	307	—	—	—	—	307
Conversion of redeemable convertible preferred stock to common stock	19,177,818	2	49,526	—	—	—	—	49,528
Conversion of convertible notes payable to common stock	1,022,102	—	6,382	—	—	—	—	6,382
Issuance of common stock upon net exercise of warrants	471,906	—	—	—	—	—	—	—
Payment of amounts receivable from stockholder	—	—	—	181	—	—	—	181
Interest on amounts receivable from stockholder	—	—	—	(11)	—	—	—	(11)
Repurchase and cancellation of 2,667 shares of common stock	(2,667)	—	(4)	4	—	—	—	—
Deferred stock-based compensation	—	—	7,665	—	(7,535)	—	—	130
Amortization of deferred stock-based compensation	—	—	—	—	3,907	—	—	3,907
Deemed dividends on redeemable convertible preferred stock	—	—	(681)	—	—	—	—	(681)
Net income	—	—	—	—	—	—	9,989	9,989

Balance, December 31, 2003	34,270,961	3	173,737	(115)	(3,678)	(741)	(43,098)	126,108
Issuance of common stock upon exercise of options	1,476,996	1	3,807	—	—	—	—	3,808
Issuance of common stock upon follow-on equity offering, net of issuance costs of $699	250,000	—	5,271	—	—	—	—	5,271
Issuance of common stock upon offering from Employee Stock Purchase Plan	111,391	—	1,623	—	—	—	—	1,623
Issuance of common stock upon net exercise of warrants	477,385	—	—	—	—	—	—	—
Repurchase and cancellation of 1,381,991 shares of common stock	(1,381,991)	—	(21,021)	—	—	—	—	(21,021)
Payment of amounts receivable from stockholder	—	—	—	109	—	—	—	109
Interest on amounts receivable from stockholder	—	—	—	(1)	—	—	—	(1)
Tax benefit related to exercise of employee stock options	—	—	9,860	—	—	—	—	9,860
Deferred stock-based compensation	—	—	203	—	238	—	—	441
Amortization of deferred stock-based compensation	—	—	—	—	2,162	—	—	2,162
Net income	—	—	—	—	—	—	52,556	52,556

Balance, December 31, 2004	35,204,742	$4	$173,480	$(7)	$(1,278)	$(741)	$9,458	$180,916

The accompanying notes are an integral part of these consolidated financial statements.

SigmaTel, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$52,556	$9,989	$(8,279)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,814	3,471	2,593
Loss on sale of assets	—	—	11
Amortization of deferred stock-based compensation	2,162	3,907	29
Amortization of premium and accretion of discount on securities	378	—	—
Deferred income tax benefit	(8,166)	—	—
Tax benefit related to exercise of employee stock options	9,860	—	—
Lease abandonment charge	1,946	—	—
Other non-cash expenses	439	1,016	3,081
Changes in assets and liabilities:
Accounts receivable, net	(18,206)	(11,149)	(1,317)
Inventories, net	(9,507)	(4,165)	(1,594)
Prepaid expenses and other assets	(3,514)	(1,042)	315
Accounts payable	13,047	4,546	484
Accrued expenses	3,274	2,518	429
Deferred revenue and other liabilities	3,507	3,236	66

Net cash provided by (used in) operating activities	52,590	12,327	(4,182)

Cash flows from investing activities:
Proceeds from maturities of restricted investments	—	130	130
Proceeds from maturities of short-term investments	77,801	—	—
Purchases of short-term investments	(143,211)	(49,420)	—
Purchases of property, equipment, software and intangible assets	(11,517)	(3,581)	(1,675)

Net cash used in investing activities	(76,927)	(52,871)	(1,545)

Cash flows from financing activities:
Proceeds from long-term debt	—	5,150	—
Proceeds (repayments) under revolving line of credit, net	—	(8,923)	2,920
Repayments of long-term debt	—	(5,000)	(618)
Payments of capital lease obligations	(48)	(76)	(40)
Payments of interest on convertible notes payable	—	(1,564)	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	8,090	—
Proceeds from notes receivable from stockholders	109	181	4
Proceeds from issuance of common stock, net of issuance costs	10,702	101,668	13
Purchases of treasury stock	(21,021)	—	(1)

Net cash provided by (used in) financing activities	(10,258)	99,526	2,278

Net increase (decrease) in cash and cash equivalents	(34,595)	58,982	(3,449)
Cash and cash equivalents, beginning of year	61,841	2,859	6,308

Cash and cash equivalents, end of year	$27,246	$61,841	$2,859

The accompanying notes are an integral part of these consolidated financial statements.

SigmaTel, Inc.

Notes to Consolidated Financial Statements

1. Organization

SigmaTel, Inc. (the “Company” or “SigmaTel”) was incorporated on December 28, 1993 and is a fabless designer of analog-intensive mixed-signal integrated circuits headquartered in Austin, Texas. SigmaTel Hong Kong, Ltd. was established and incorporated in Hong Kong in July 2004 and became a wholly owned subsidiary of SigmaTel, Inc. in August of 2004, for the purpose of providing engineering support to customers in Asia for their product development activities. The accompanying consolidated financial statements include the accounts of both SigmaTel, Inc. and SigmaTel Hong Kong Ltd., and all material intercompany accounts and transactions have been eliminated in consolidation.

On September 11, 2003, the Company completed a one-for-three reverse stock split of the Company’s outstanding common stock. All share and per share amounts have been retroactively restated in the accompanying consolidated financial statements and notes for all periods presented to reflect the reverse stock split.

SigmaTel, Inc. was incorporated in Texas in 1993 and changed its state of incorporation to Delaware in August 2003 by merging into a wholly owned subsidiary. As a result of the merger, that subsidiary succeeded to all rights and obligations of the Texas corporation, and the Texas corporation ceased to exist. Prior to the merger, the Delaware subsidiary conducted no operations and had no assets or liabilities other than $1,000 of cash contributed to it by the Texas corporation. As a result of the reincorporation, the Company is authorized to issue 170,000,000 shares of $0.0001 par value Common Stock and 30,000,000 shares of $0.01 par value Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The par value of the Preferred Stock and shares of Common Stock and Preferred Stock authorized in the balance sheets at December 31, 2003 and in the statements of stockholders’ equity (deficit) for the two years ended December 31, 2003 and 2002 have been retroactively adjusted to reflect the reincorporation.

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

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

which 212,229 shares were exercised), with a public offering price of $25.01 per share. The Company registered 250,000 of these shares on its behalf and 9,580,422 on behalf of certain stockholders of the Company. The Company received $5.3 million in proceeds after deducting the underwriters fees and transaction costs.

In July of 2004, the Company’s Board of Directors authorized a share repurchase plan for up to $30 million of common stock. Under this plan, the Company used $21.0 million of cash during July and August of 2004 to purchase 1,381,991 shares of common stock. All shares purchased during the year ended December 31, 2004 were retired during the period.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

	Customers That Accounted For Greater Than 10% of Accounts Receivable, net		Customers That Accounted For Greater Than 10% of Revenues, net
	December 31,		Year Ended December 31,
	2004	2003	2004	2003	2002
Customer A (an affiliate)	20%	34%	14%	14%	21%
Customer B	21%	17%	17%	32%	35%
Customer C	10%	—	—	—	—
Customer D	21%	14%	27%	11%	—
Customer E	—	14%	—	—	—

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company places its cash, cash equivalents and short-term investments primarily in multiple types of investment-grade securities. The Company performs ongoing credit evaluations of its customers’ financial condition and has a foreign trade insurance policy for significant international customers to minimize credit risk. The Company maintains an allowance for doubtful accounts receivable to cover the uninsured portion of trade receivables and estimated losses resulting from uncollectible accounts. The Company will write off a receivable account once the account is deemed uncollectible. Accounts receivable write-offs to date have been minimal. As of December 31, 2004 and 2003, the Company had an allowance for doubtful accounts of $0.5 million and $0.4 million, respectively.

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

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Revenue Recognition

Revenues from product sales are recognized upon shipment, or later if required by shipping terms, provided title is transferred, prices are fixed, and collection is deemed probable. Revenues primarily consist of product sales to distributors. Revenues and related costs of goods sold on sales to distributors with rights of return and price protection on products unsold are deferred and subsequently recognized upon sell-through to their end customer.

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

Insurance and Self-Insurance Reserves

The Company is primarily self-insured for employee health benefits. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. If more claims are made than were estimated or if the costs of actual claims increases beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods.

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

	Year Ended December 31,
	2004	2003	2002
Net income (loss) attributable to common stockholders, as reported	$52,556	$1,221	$(8,595)
Add: Stock-based employee compensation expense recognized in net income (loss) attributable to common stockholders, net of tax	1,405	3,657	4
Deduct: Stock-based employee compensation expense determined under the fair value based method for all employee awards, net of tax	(4,036)	(3,456)	(931)

Pro forma net income (loss) attributable to common stockholders	$49,925	$1,422	$(9,522)

Pro forma basic net income (loss) attributable to common stockholders per share	$1.44	$0.11	$(1.63)

Pro forma diluted net income (loss) attributable to common stockholders per share	$1.32	$0.05	$(1.63)

Research and Development

Costs for research and development of the Company’s products are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Total advertising and promotional expenses were approximately $0.1 million, $0.2 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity (deficit) during a period from non-owner sources. For the years ended December 31, 2004, 2003 and 2002, there were no differences between the Company’s net income (loss) and its comprehensive income (loss).

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) attributable to common stockholders per share follows (in thousands, except share data):

	Year Ended December 31,
	2004	2003	2002
Numerator:
Net income (loss) attributable to common stockholders	$52,556	$1,221	$(8,595)

Denominator:
Weighted-average common stock outstanding	34,714,921	13,505,738	5,886,097
Less: weighted-average shares subject to repurchase	(46,017)	(56,051)	(50,071)

Weighted-average shares used in computing basic net income (loss) attributable to common stockholders per share	34,668,904	13,449,687	5,836,026
Dilutive potential common shares used in computing diluted net income (loss) attributable to common stockholders per share	3,202,714	17,636,479	—

Total weighted-average number of shares used in computing diluted net income (loss) attributable to common stockholders per share	37,871,618	31,086,166	5,836,026

The following outstanding options, common stock subject to repurchase, redeemable convertible preferred stock and warrants were excluded from the computation of diluted net income (loss) per share as they had an antidilutive effect:

	Year Ended December 31,
	2004	2003	2002
Options to purchase common stock	498,530	22,595	2,081,375
Common stock subject to repurchase	—	—	50,071
Redeemable convertible preferred stock	—	—	9,230,761
Warrants	—	—	1,552,244

Included in the calculation of net income (loss) attributable to common stockholders are deemed dividends of zero, $8.8 million and $0.3 million for the years ended December 31, 2004, 2003 and 2002, respectively, related to the issuance of the Company’s Series F, H and J Preferred Stock.

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB NO. 51, which addresses consolidation by business enterprises of variable interest entities (“VIEs”) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (Revised Interpretations) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. The adoption of these deferred provisions in the first quarter of fiscal year 2004 had no material impact on the Company’s financial statements.

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

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for fiscal periods beginning after June 15, 2005. The Company is evaluating SFAS 123R and believes it may have a material effect on the Company’s financial position, results of operations or cash flows.

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

3. Short-term Investments

Short-term investments at December 31, 2004 and 2003, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $114.8 million and $49.4 million, respectively. The fair value of these instruments are based on market interest rates and other market information available to management as of each balance sheet date presented and was not materially different than the aggregate cost.

Short-term investments consist of the following (in thousands):

	December 31,
	2004	2003
Available-for-sale securities:
Commercial paper	$7,628	$19,949
Auction rate preferred notes	92,300	44,300
U.S. Agencies	14,985	—
Corporate Notes	9,972	5,120

Total investments	124,885	69,369
Less cash equivalents	(10,434)	(19,949)

	$114,451	$49,420

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at cost, which is not materially different than market value. $11.9 million of total liquid investments mature within three months, $18.2 million mature beyond three months but within one year, $2.5 million mature beyond one year and within five years and $92.3 million mature beyond five years, but have interest reset maturities of less than thirty days.

4. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2004	2003
Work in process	$9,433	$3,342
Finished goods	9,978	6,562

	$19,411	$9,904

At December 31, 2004 and 2003, the Company’s reserve for slow-moving and obsolete inventory was approximately $2.2 million and $1.4 million, respectively.

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

5. Property, Equipment and Software

Property, equipment and software is comprised of the following (in thousands):

	Estimated Useful Lives in Years	December 31,
		2004	2003
Computers and equipment	2-5	$9,241	$4,801
Furniture and fixtures	5	3,437	1,646
Purchased software	3	6,797	5,905

		19,475	12,352
Less—accumulated depreciation and amortization		(12,359)	(8,560)

		$7,116	$3,792

At December 31, 2004 and 2003, property, equipment and software under capital leases consist of equipment and furniture and fixtures of approximately $0.2 million and $0.3 million, respectively. Accumulated amortization for equipment and furniture and fixtures under capital leases totaled approximately $0.2 million and $0.1 million as of December 31, 2004 and 2003, respectively.

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was approximately $3.8 million, $3.1 million and $2.6 million, respectively.

6. Intangible Assets

Intangible assets subject to amortization expense relate to licenses to use intellectual property in manufacturing and patents. The Company purchased certain intellectual property from third parties during the year ended December 31, 2004. Intangible assets consist of the following (in thousands):

	December 31,
	2004	2003
Intangible assets subject to amortization:
Gross carrying amount	$5,605	$4,712
Accumulated amortization	(1,248)	(236)

	$4,357	$4,476

Intangible asset amortization expense for the year ended December 31, 2004 was $1.0 million. Estimated aggregate intangible asset amortization expense is estimated to be $1.1 million for each of the years ended December 31, 2005, 2006 and 2007, $0.9 million for the year ending December 31, 2008 and $0.1 million for the year ending December 31, 2009. The weighted average amortization period for intangible assets is five years.

7. Long-Term Debt

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

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In May of 2000, the Company entered into a one-year credit agreement (the “Credit Agreement”) with a bank that allowed for a revolving line of credit with borrowings of up to $6.5 million. In March of 2003, the Credit Agreement was amended to (i) increase the maximum borrowing amount under the revolving line of credit to $8.0 million, modify certain financial covenants, extend the maturity date to March 1, 2005 and lower the interest rate from 175 basis points above the Bank’s Prime Rate to 100 basis points above the Bank’s Prime Rate. In April of 2004, the Company terminated this revolving line of credit agreement.

8. Convertible Preferred Stock

Upon the closing of the Company’s initial public offering in September 2003, all outstanding shares of the Company’s redeemable convertible preferred stock converted into an aggregate of 19,177,818 shares of common stock.

Following is a summary of convertible Preferred Stock that was designated by the Company (in thousands, except share data):

Series	Date Designated	Number of Shares Authorized	Shares Issued and Outstanding	Total Proceeds	Carrying Amount at December 31,		Liquidation Value at December 31, 2002

					2003	2002
Series A	July 1997	1,170,601	1,170,601	$1,721	$—	$1,695	$1,721
Series C	August 1998	304,878	304,878	1,000	—	984	1,000
Series E	January 1999	661,730	661,730	1,203	—	1,203	1,203
Series F	August 1999	8,303,631	6,919,692	12,580	—	12,065	12,580
Series G	September 1999	755,250	755,250	833	—	833	833
Series H	August 2000	5,052,632	5,052,632	24,000	—	23,981	24,000
Series I	April 2001	5,012,576	—	—	—	—	—
Series J	February 2003	7,157,584	7,157,584	8,191	—	—	—
Undesignated		1,581,118	—	—	—	—	—

		30,000,000	22,022,367	$49,528	$—	$40,761	$41,337

The carrying value of the Preferred Stock represents the proceeds from the sale of the stock net of issuance costs of approximately $1.7 million. Issuance costs were accreted from the date of issuance and recorded as deemed dividends. In conjunction with the Company’s initial public offering and conversion of all outstanding preferred stock, all remaining issuance costs were accreted.

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

Preferred Stock, $2.57 per share for Series I Preferred Stock and $1.1444 per share for Series J Preferred Stock, plus any declared and unpaid dividends thereon or (ii), the fair market value per share as determined by the board of directors.

9. Warrants

Upon the closing of the Company’s initial public offering in September 2003, all outstanding preferred stock warrants converted to common stock warrants. In March 2004, the Company issued 19,900 shares in a cashless exercise of warrants issued in 2001 and 2002 to a bank in connection with modifications to a revolving line of credit. In December of 2004, the Company issued 457,485 shares in a cashless exercise of warrants issued in 2002 to an unaffiliated customer in connection with an exclusive supply agreement. There were no warrants outstanding as of December 31, 2004.

10. Stock Option Plans

As of December 31, 2004, the Company had authorized 2,349,148 shares of common stock for issuance under the Company’s 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”). Under the 1995 Plan, incentive stock options may be granted to employees and non-statutory stock options may be granted to non-employees, directors or consultants at prices not lower than 100% of the fair market value of the Company’s common stock at the date of grant as determined by the board of directors. Any 10% shareholder must be granted options to purchase the Company’s common stock at an exercise price no lower than 110% of the fair market value of the Company’s common stock at the date of grant as determined by the board of directors. Generally, options vest either (i) at the rate of 20% per year over five years, or (ii) over a four year period (25% at end of the first year from date of grant, and 1/36 of remaining shares per month over next 36 months) and are exercisable for a period of ten years from the date of grant.

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

In July 2003, the Company approved the 2003 Equity Incentive Plan (the “2003 Plan”) that became effective upon completion of the initial public offering. The 2003 Plan provides for the grant of incentive stock options and nonqualified stock options, stock awards and stock purchase rights for the purchase of up to 6,866,747 shares of the Company’s common stock by officers, employees, consultants and directors of the Company. However, this share reserve shall be reduced by the exercise of stock options outstanding under the Company’s 1995 Stock Option/Stock Issuance Plan. As of December 31, 2004, options to purchase 2,349,148 shares of the Company’s common stock were outstanding under the 1995 plan. The compensation committee of the Board of Directors is responsible for administration of the 2003 Plan. The compensation committee determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term not to exceed ten years from the date of the grant (five years for incentive stock options granted to

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

holders of more than 10% of the Company’s voting stock). Generally, options vest either (i) at the rate of 20% per year over five years, or (ii) over a four year period (25% at end of the first year from date of grant, and 1/36 of remaining shares per month over next 36 months) and are exercisable for a period of ten years from the date of grant. Nonqualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the market value per share.

The Company recorded $7.5 million of deferred stock-based compensation during the year ended December 31, 2003, related to the issuance of stock options below fair value at the date of grant. Such amount is included as a reduction of stockholders’ deficit and is being amortized over the vesting period of each award in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25. The Company recorded $2.2 million of related stock-based compensation for the year ended December 31, 2004.

As of December 31, 2004, the Company had promissory notes from non-officer employees totaling $7,000 relating to the exercise of stock options by those employees. These promissory notes were issued during the year ended December 31, 2000 with an interest rate between 6.45% and 6.60% and maturity dates between March 2005 and July 2005. Interest is accrued monthly, and principal and interest are payable bi-weekly through payroll deduction.

Option activity under the 1995 and 2003 Plans is as follows:

	Options Outstanding
	Available for Grant	Shares	Exercise Price	Weighted average exercise price
Outstanding—December 31, 2001	441,514	1,617,008	$0.12–12.00	$3.54
Options authorized	648,022	—	—	—
Options granted	(522,200)	522,200	3.00	3.00
Options exercised	—	(7,419)	1.50–3.00	1.65
Options forfeited	50,414	(50,414)	1.50–9.00	4.92

Outstanding—December 31, 2002	617,750	2,081,375	$0.12–12.00	$3.36
Options authorized	4,388,009	—	—	—
Options granted	(2,255,773)	2,255,773	0.75–29.93	3.57
Options exercised	—	(227,257)	0.75–7.50	1.85
Options forfeited	58,543	(58,543)	0.75–23.26	4.11

Outstanding—December 31, 2003	2,808,529	4,051,348	$0.12–29.93	$3.55
Options authorized	—	—	—	—
Options granted	(1,416,305)	1,416,305	14.55–36.00	23.22
Options exercised	—	(1,476,996)	0.11–12.00	2.58
Options forfeited	107,262	(107,262)	0.75–36.00	6.58

Outstanding—December 31, 2004	1,499,486	3,883,395	$0.75–$36.00	$11.01

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

The weighted average fair value of common stock options granted during the years ended December 31, 2004, 2003 and 2002 was $13.16, $4.16 and $1.65, respectively.

Common Stock Options Granted with Exercise Price	Weighted Average Exercise Price			Weighted Average Grant Date Fair Values
	Year Ended December 31,			Year Ended December 31,
	2004	2003	2002	2004	2003	2002
Equal to common stock value at date of grant	$23.22	$24.33	$3.00	$13.16	$14.16	$1.65
Less than common stock value at date of grant	—	1.94	—	—	3.48	—
Greater than common stock value at date of grant	—	—	—	—	—	—

The following table summarizes information with respect to common stock options outstanding at December 31, 2004:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted- average remaining contractual life (years)	Weighted- average exercise price	Number exercisable	Weighted- average exercise price
$0.75–$2.40	952,097	8.1	$0.78	835,435	$0.78
3.00– 5.25	1,057,424	6.9	3.15	1,057,424	3.15
6.75– 7.50	216,803	8.0	6.91	216,803	6.91
9.00–20.24	768,200	9.0	18.07	122,824	9.56
20.27–27.96	693,936	9.3	24.67	37,362	26.17
28.94–36.00	194,935	9.9	31.82	1,438	29.93

	3,883,395	8.2	$11.01	2,271,286	$3.38

The fair value of common stock options granted in 2004, 2003 and 2002 is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2004	2003	2002
Risk-free interest rates	3.10%–3.20%	2.30%–3.30%	3.24%–4.4%
Expected lives	3.5-5.0 years	5 years	5 years
Dividend yield	0%	0%	0%
Expected volatility	63%–75%	60%–63%	60%

Other Stock Options

In March 2001, the Company executed an employment agreement with a key executive whereby it granted this executive an option, exercisable over ten years, to purchase up to 518,807 shares of Series I Preferred Stock at an exercise price of $2.57 per share. One half of these option shares vest immediately. The remaining option shares vested upon the closing of a firm commitment underwritten public offering resulting in a $0.9 million expense. Due to the automatic conversion of all of the Company’s then outstanding preferred stock into common stock in conjunction with its initial public offering, the option is exercisable for 213,541 shares of common stock at an exercise price of $6.24 per share and has a remaining life of 6.25 years.

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

11. Income Taxes

A reconciliation of the amount of the income tax provision (benefit) that results from applying the statutory Federal income tax rates to pretax income (loss) and the reported amount of income tax provision is as follows (in thousands):

	Year Ended December 31,
	2004	2003	2002
Tax provision (benefit) at statutory rate	$19,185	$3,506	$(2,834)
Research and development credit	(434)	(583)	(486)
State income tax provision (benefit)	10	(146)	(3)
Stock-based compensation charge (benefit)	(1,351)	1,312	—
Non-deductible expenses and other	(451)	(1)	22
Net increase (decrease) in valuation allowance	(14,701)	(3,755)	3,301

	$2,258	$333	$—

The significant components of the provision for income taxes for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

	Year ended December 31,
	2004	2003	2002
Current
Federal	$10,426	$323	$—
State	(2)	10	—
Deferred
Federal	(8,152)	—	—
State	(14)	—	—

	$2,258	$333	$—

The significant components of the net deferred tax assets are as follows (in thousands):

	Year ended December 31,
	2004	2003
Depreciable assets	$(1,051)	$(124)
Net operating loss carryforwards	2,300	12,508
Research and development credit	2,844	2,415
Alternative Minimum Tax credit	889	323
Accrued liabilities and reserves	2,109	780
Deferred revenue	1,499	—
Other	846	69

Total deferred tax assets	9,436	15,971
Deferred tax asset valuation allowance	(1,270)	(15,971)

Net deferred tax assets	$8,166	$—

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

The table below summarizes changes in the deferred tax asset valuation allowance (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2002	$(16,425)	$(3,301)	$—	$(19,726)

Year ended December 31, 2003	$(19,726)	$—	$3,755	$(15,971)

Year ended December 31, 2004	$(15,971)	$—	$14,701	$(1,270)

At December 31, 2004, the Company had federal net operating loss carryforwards of approximately $6.6 million, with expiration dates ranging from 2018 to 2023, federal research and development credit carryforwards of approximately $2.2 million with expiration dates ranging from 2011 to 2024, state research and development credit carryforwards of approximately $0.9 million with expiration dates ranging from 2020 to 2024, and federal alternative minimum tax credits of approximately $0.9 million with no expiration.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and credit carryforwards which can be used in future years. As of December 31, 2004, the Company has approximately $2.1 million of net operating loss and $0.1 million of research and development credit carryforwards with limitations on the amount that can be recognized in any annual period. This limit may result in the expiration of the carryforwards prior to their utilization.

The valuation allowance for the deferred tax asset was reduced by approximately $14.7 million during 2004. This was due to the utilization during the current year of $6.3 million of deferred tax assets not previously recognized and to the release at September 30, 2004 of $8.4 million of the allowance based on management’s belief that it is more likely than not that the Company will generate sufficient future taxable income to realize the remaining net deferred tax asset. The Company has maintained a valuation allowance of approximately $1.3 million at December 31, 2004 related to the uncertainty of the utilization of certain loss and credit carryforwards prior to their expiration. There can be no assurance that the Company will meet its expectations of future taxable income. As a result, the amount of the deferred tax assets considered realizable could be reduced if estimates of future taxable income are reduced. Such an occurrence could materially adversely affect the Company’s results of operations and financial condition.

During 2004 and 2003, the Company recognized certain tax benefits related to stock option plans in the amount of $9.9 million and $0, respectively. These benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

The determination of the provision for income taxes requires the Company to take positions on certain issues where there is uncertainty in the application of the tax law. The provision for income taxes includes amounts intended to satisfy unfavorable adjustments by the Internal Revenue Service and other tax authorities in an examination of the Company’s income tax returns. The ultimate resolution of these uncertainties may result in an assessment that is materially different from the current estimate of the liability and, if favorable, may result in income tax benefits being recognized in a future period.

12. Commitments and Contingencies

The Company leases its office space and certain office equipment under noncancelable operating leases. Certain of these leases provide for periodic payments that increase over the life of the lease. The aggregate of the minimum periodic payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods. The lease agreements contain provisions that require the Company to

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

pay for normal operating expenses including repairs and maintenance, property taxes, and insurance. Total rent expense under these operating leases was approximately $4.3 million, $2.1 million and $2.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. During the years ended December 31, 2004, 2003 and 2002, the Company earned $0.7 million, $0.8 and $0.7 million in rental income from office space subleased to third parties.

Future minimum lease payments under capital leases and noncancelable operating leases at December 31, 2004 are as follows (in thousands):

Year ending December 31,	Operating leases	Capital leases
2005	$4,439	$63
2006	4,223	7
2007	2,594	—
2008	2,286	—
2009	2,206	—
Future	4,572	—

	20,320	70
Less: sublease rental income	(1,730)

Operating lease obligation net of sublease	$18,590

Less: portion representing interest		(6)

Capital lease obligation		64
Less: current portion		(57)

Capital lease obligation, net of current portion		$7

In connection with a technology license agreement with Metanoia Technologies, Inc. (“Metanoia”) (Note 16), the Company has indemnified Metanoia with respect to the infringement of third party proprietary rights. The indemnification is limited to $2.5 million. No claims or assertions have been made against the Company in connection with this indemnification.

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

Lease Abandonment

In December 2004, the Company abandoned a lease of office space in order to move its Austin, TX operations to a larger location that would accommodate the Company’s rapidly growing staff of engineers as well as support staff. The total amount incurred in connection with the lease abandonment charge was approximately $2.0 million which was expensed entirely in 2004 and is reflected in the selling, general and administrative operating expense in the consolidated statement of operations. The liability is allocated between a short-term liability of approximately $1.2 million and a long-term liability of approximately $0.8 million. The Company does not expect any future charges related to this abandonment.

Litigation

In September 1999, a suit was filed against the Company by Crystal Semiconductor, Inc. (“Crystal”) and Cirrus Logic, Inc. (“Cirrus”) (the parent company of Crystal) alleging that certain of the Company’s products

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

13. Related Party Transactions

Revenues from a significant stockholder were approximately $27.5 million, $14.4 million and $6.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Accounts receivable from sales to an affiliated customer were approximately $7.0 million and $5.6 million as of December 31, 2004 and 2003, respectively.

For the years ended December 31, 2004, 2003 and 2002, respectively, the Company paid approximately $0.2 million, $0.7 million and $4,000, respectively, for legal services to a law firm affiliated with a stockholder of the Company.

At December 31, 2004 and 2003, the Company had approximately $7,000 and $0.1 million, respectively, in receivables from employees to finance their purchases of restricted common stock (Note 10).

For the years ended December 31, 2004 and 2003, respectively, the Company paid approximately $10,000 and zero to a independent member of the Board of Directors for sales organization consulting services performed.

14. Employee Benefit Plans

The Company has a defined contribution plan (the “401(k) Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions to the 401(k) Plan, not to exceed the statutory amount, and the Company may make matching contributions. The Company made no contributions to the 401(k) Plan for the years ended December 31, 2004, 2003 and 2002.

In July 2003, the Company approved an Employee Stock Purchase Plan (ESPP) that became effective upon completion of the initial public offering. Employees who own less than 5% of the Company, work more than 20 hours a week and are generally employed for greater than 5 months per year are eligible and may designate up to 15% of their compensation for the purchase of common stock semi-annually at the lower of 85% of the fair market value of the stock at the beginning or end of the six-month payment period, through accumulation of payroll deductions. Common stock reserved under the ESPP is 841,111 shares at December 31, 2004. The weighted average fair value of the employees purchase rights, as shown below, was estimated for the purpose of calculating pro forma net income (loss) attributable to common stockholders (Note 2) using the Black-Scholes model with the following assumptions:

	Year ended December 31,
	2004	2003
Dividend yield	0%	0%
Expected life	6 months	6 months
Expected volatility	63% - 75%	60%
Risk-free rate	3.1% - 3.2%	3.3%

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

Weighted average, grant date fair value of purchase rights granted under the Employee Stock Purchase Plan for the purpose of calculating pro forma net income (loss) attributable to common stockholders (Note 2) are as follows:

	Year ended December 31,
	2004	2003
Number of shares	93,942	72,871
Weighted average fair value	$8.22	$2.73

15. Supplemental Cash Flow Information

	Year Ended December 31,
	2004	2003	2002
Cash paid for interest	$21	$402	$518
Cash paid for taxes	523	135	—
Non-cash investing and financing activities:
Issuance of common stock for software license	—	—	100
Issuance of warrants to purchase preferred stock	—	—	72
Repurchase of common stock for cancellation of receivables from stockholders	—	4	—
Acquisition of property and equipment under capital leases	—	150	—
Acquisition of licenses to use intellectual property in manufacturing	—	3,678	—
Deemed dividends on preferred stock	—	8,768	316
Conversion of redeemable convertible preferred stock to common stock	—	49,528	—
Conversion of convertible notes payable to common stock	—	6,382	—

16. License of Technology

In October 2001, the Company entered into an asset purchase and license agreement with Metanoia, a company started by a former officer and then-current common stockholder of SigmaTel. The agreement requires the Company to exclusively license DSL technology developed and owned by the Company to Metanoia. The total consideration payable to the Company included (i) approximately 1,400,000 shares of Metanoia’s preferred stock; (ii) $207,000 payable in cash; and (iii) a note receivable of $1,000,000 bearing interest at 8% per annum payable on April 24, 2002. The Company accounts for its investment in Metanoia preferred stock using the cost method. Given the limited capitalization and operations of Metanoia at the time of this transaction, no value was assigned to the non-cash consideration received. In March 2002, prior to the maturity of the note, Metanoia exercised its option to extend the maturity date of the note to January 24, 2003 (the “New Maturity Date”). In December 2002, prior to the New Maturity Date, the Company entered into an agreement with Metanoia to extend the maturity of the note to January 24, 2005 and to remove certain licensing restrictions for the use of the technology. In consideration for the amendment, Metanoia issued a new note in the amount of $500,000 to the Company bearing interest at 8% per annum and maturing on January 24, 2004. Metanoia is in the process of raising capital for its business operations. The Company has received little cash consideration from the Metanoia transactions. As of December 31, 2004, the Company had not recognized a gain on the non-cash consideration received as Metanoia had not generated operating cash flows and there is no active trading market for Metanoia securities.

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

17. Operating Segments and Geographic Information

The Company operated in a single segment, and the Company’s chief operating decision makers use measurements aggregated at the entity-wide level to manage the business.

The following table summarizes the percentages of revenues by geographic region:

	Year Ended December 31,
	2004	2003	2002
China/Hong Kong	40%	25%	15%
Taiwan	37	49	46
Singapore	15	14	22
South Korea	6	8	6
Japan	2	2	8
U.S.	—	1	2
Other	—	1	1

Total sales	100%	100%	100%

The table below summarizes the percentage of long-lived assets by geographic region:

	December 31,
	2004	2003	2002
United States	88%	74%	72%
Taiwan	1	13	12
Other	11	13	16

	100%	100%	100%

The following table sets forth the Company’s revenues for each product class which accounted for greater than 15% of its revenues during any of the last three years (Audio Codecs include both notebook and desktop PC audio codecs and consumer audio codecs):

	Year Ended December 31,
	2004	2003	2002
Portable Audio SoCs	89%	76%	52%
Audio Codecs	8	20	45

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For Each of the Years Ended December 31, 2004

(in thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for sales returns:
Year ended December 31, 2002	$(50)	$—	$—	$(50)

Year ended December 31, 2003	(50)	(50)	—	(100)

Year ended December 31, 2004	(100)	(159)	109	(150)

Reserve for excess and obsolete inventory:
Year ended December 31, 2002	(617)	(151)	463	(305)

Year ended December 31, 2003	(305)	(1,529)	419	(1,415)

Year ended December 31, 2004	(1,415)	(2,238)	1,470	(2,183)

Allowance for doubtful accounts:
Year ended December 31, 2002	—	—	—	—

Year ended December 31, 2003	—	(400)	—	(400)

Year ended December 31, 2004	$(400)	$(118)	$12	$(506)

S-1