Form 10-Q
period 2005-03-31
SIGMATEL INC
filed 2005-04-19
CIK 1043639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 35,692,760 as of April 8, 2005.

SIGMATEL, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SIGMATEL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$30,221	$27,246
Short-term investments	120,527	114,451
Accounts receivable, net	62,090	34,195
Inventories, net	37,106	19,411
Deferred tax asset, net	8,375	7,613
Prepaid expenses and other assets	4,689	4,241

Total current assets	263,008	207,157

Property, equipment and software, net	8,638	7,116
Intangible assets, net	4,729	4,357
Other assets	1,139	1,285

Total assets	$277,514	$219,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,134	$23,016
Accrued compensation	2,350	3,884
Other accrued expenses	2,292	2,459
Income taxes payable	1,587	239
Deferred revenue	13,604	7,286
Current portion of long-term obligations	903	1,223

Total current liabilities	55,870	38,107

Non-current income taxes payable	6,646	—
Other liabilities	491	892

Total liabilities	63,007	38,999

Stockholders’ equity:
Common stock, $0.0001 par value; 170,000 shares authorized; shares issued and outstanding: 35,735 and 35,645 at 2005 and 35,205 and 35,115 at 2004, respectively	4	4
Additional paid-in capital	181,470	173,480
Notes receivable from stockholders	(7)	(7)
Deferred stock-based compensation	(1,207)	(1,278)
Treasury stock, 90 common shares at cost	(741)	(741)
Accumulated surplus	34,988	9,458

Total stockholders’ equity	214,507	180,916

Total liabilities and stockholders’ equity	$277,514	$219,915

The accompanying notes are an integral part of these consolidated condensed financial statements.

SIGMATEL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues, net	$99,338	$31,500
Cost of goods sold (1)	42,294	14,784

Gross Profit	57,044	16,716
Operating Expenses:
Research and development (1)	11,870	6,083
Selling, general and administrative (1)	7,114	2,899
Amortization of deferred stock-based compensation	180	995

Total operating expenses	19,164	9,977

Operating income	37,880	6,739
Interest income, net	822	333

Income before income taxes	38,702	7,072
Income tax expense	13,172	141

Net income	$25,530	$6,931

BASIC NET INCOME PER SHARE	$0.72	$0.20

DILUTED NET INCOME PER SHARE	$0.68	$0.18

WEIGHTED AVERAGE SHARES USED TO COMPUTE:
Basic net income per share	35,398	34,487
Diluted net income per share	37,756	38,446

(1)	Amounts exclude amortization of deferred stock-based compensation as follows:

	Three Months Ended March 31,
	2005	2004
Cost of goods sold	$6	$50
Research and development	125	606
Selling, general & administrative	49	339

Total	$180	$995

The accompanying notes are an integral part of these consolidated condensed financial statements.

SIGMATEL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$25,530	$6,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,413	1,005
Amortization of deferred stock-based compensation	180	995
Amortization of premium and accretion of discount on securities	80	94
Deferred income tax benefit	(569)	—
Lease abandonment adjustments	(385)	—
Tax benefit related to exercise of employee stock options	5,355	—
Other non-cash (benefit) expense	(188)	50
Changes in assets and liabilities:
Accounts receivable, net	(27,895)	(428)
Inventories, net	(17,695)	(624)
Prepaid expenses and other assets	(495)	(1,084)
Accounts payable	12,118	(2,386)
Accrued expenses	(1,681)	(338)
Income taxes payable	7,994	(59)
Deferred revenue and other liabilities	5,975	902

Net cash provided by operating activities	9,737	5,058

Cash flows from investing activities:
Proceeds from maturities of short-term investments	29,275	—
Purchases of short-term investments	(35,431)	(42,410)
Purchases of property, equipment, software and intangible assets	(3,307)	(2,878)

Net cash used in investing activities	(9,463)	(45,288)

Cash flows from financing activities:
Payments on capital lease obligations	(13)	(11)
Proceeds from notes receivable from stockholders	—	104
Proceeds from issuance of common stock, net of issuance costs	2,714	8,113

Net cash provided by financing activities	2,701	8,206

Net increase (decrease) in cash and cash equivalents	2,975	(32,024)
Cash and cash equivalents, beginning of period	27,246	61,841

Cash and cash equivalents, end of period	$30,221	$29,817

The accompanying notes are an integral part of these consolidated condensed financial statements.

SigmaTel, Inc.

Notes to Consolidated Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include the accounts of SigmaTel, Inc. and its wholly owned subsidiaries (the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. Certain reclassifications have been made to all periods presented in the consolidated condensed financial statements to conform to the current year presentation. These reclassifications had no effect on the results of operations or stockholders’ equity. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

SigmaTel, Inc. was incorporated on December 28, 1993 and is a fabless designer of analog-intensive mixed-signal integrated circuits headquartered in Austin, Texas. SigmaTel Hong Kong, Limited was established and incorporated in Hong Kong in July 2004 and became a wholly owned subsidiary of SigmaTel, Inc. in August of 2004 for the purpose of providing engineering support to customers in Asia for their product development activities. In March 2005, the Company effected a name change of the Hong Kong subsidiary to SigmaTel Asia, Limited.

In March 2005, SigmaTel Caymans was established and incorporated in the Cayman Islands as a wholly owned subsidiary of SigmaTel, Inc. for the purpose of holding the stock of future international subsidiaries and to license the economic rights to certain intellectual property from SigmaTel, Inc. and to further license those rights to other subsidiaries of the Company in the future.

2. Equity Offerings

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

SigmaTel, Inc.

Notes to Consolidated Condensed Financial Statements Continued

3. Significant Accounting Policies

For a description of what the Company believes to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our Form 10-K filed with the Securities and Exchange Commission. There have been no changes in our critical accounting policies since December 31, 2004.

Accounting for Stock-Based Compensation

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation No. 44, Emerging Issues Task Force (“EITF”) Issue No. 00-23, and related interpretations. The Company accounts for equity awards issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and related interpretations. The following table illustrates the effect on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$25,530	$6,931
Add: Stock-based employee compensation expense recognized in net income, net of related income tax effects	117	995
Deduct: Stock-based employee compensation expense determined under the fair value based method for all employee awards, net of related income tax effects	(2,516)	(1,421)

Pro forma net income	$23,131	$6,505

Pro forma basic net income per share, as adjusted	$0.65	$0.19

Pro forma diluted net income per share, as adjusted	$0.63	$0.17

Comprehensive Income

Comprehensive income includes all changes in stockholders’ equity during a period from non-owner sources. For the three months ended March 31, 2005 and 2004, there were no differences between the Company’s net income and its comprehensive income.

SigmaTel, Inc.

Notes to Consolidated Condensed Financial Statements Continued

Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, warrants, and common stock subject to repurchase.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income	$25,530	$6,931

Denominator:
Weighted-average common stock outstanding	35,421	34,553
Less: weighted-average shares subject to repurchase	(23)	(67)

Weighted-average shares used in computing basic net income per share	35,398	34,486
Dilutive potential common shares used in computing diluted net income per share	2,358	3,960

Total weighted-average number of shares used in computing diluted net income per share	37,756	38,446

Approximately 430,000 and 171,000 weighted-average dilutive potential shares have been excluded for the three months ended March 31, 2005 and 2004, respectively, as the exercise price of the underlying stock options exceeded the average market price of the stock during the respective periods. The Company issued approximately 530,000 shares of common stock during the three months ended March 31, 2005.

SigmaTel, Inc.

Notes to Consolidated Condensed Financial Statements Continued

4. Short-term Investments

Short-term investments at March 31, 2005 and December 31, 2004, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $121.0 million and $114.8 million, respectively. The fair values of these instruments are based on market interest rates and other market information available to management as of each balance sheet date presented and was not materially different than the aggregate cost.

Short-term investments consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Available-for-sale securities:
Commercial paper	$6,887	$7,628
U.S. agencies	9,110	14,985
Auction rate preferreds	97,625	92,300
Corporate notes	9,853	9,972

Total investments	123,475	124,885
Less: cash equivalents	(2,948)	(10,434)

	$120,527	$114,451

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at amortized cost, which is not materially different than market value as of March 31, 2005. $13.0 million of total liquid investments mature within three months, $11.7 million mature beyond three months but within one year, $1.2 million of investments mature beyond one year and within five years and $97.6 million of investments mature beyond five years, but have interest rate maturities of less than thirty-five days.

5. Inventories

Inventories consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Work in process	$21,471	$9,433
Finished goods	15,635	9,978

	$37,106	$19,411

At March 31, 2005 and December 31, 2004, the Company’s reserve for slow-moving and obsolete inventory was approximately $2.7 million and $2.2 million, respectively. This increase resulted from additional reserve of $0.8 million for obsolescence offset by scrap and sales of items which had previously been reserved of $0.3 million.

SigmaTel, Inc.

Notes to Consolidated Condensed Financial Statements Continued

6. Intangible Assets

Intangible assets subject to amortization expense relate to licenses to use intellectual property in manufacturing and patents. Intangible assets consist of the following (in thousands):

	March 31, 2005	December 31, 2004
Intangible assets subject to amortization:
Gross carrying amount	$6,283	$5,605
Accumulated amortization	(1,554)	(1,248)

Intangible assets, net	$4,729	$4,357

Intangible asset amortization expense for the three months ended March 31, 2005 and 2004 was $0.3 million and $0.2 million, respectively. Estimated aggregate intangible asset amortization expense is expected to be $1.2 million for each of the fiscal years 2005 through 2007, $1.0 million in 2008 and $0.2 million in 2009. The weighted average amortization period for intangible assets is five years.

7. Income Taxes

The provision for income taxes has been calculated based on the Company’s estimate of its effective tax rate for the full fiscal year. At March 31, 2005, the Company’s estimate of the effective tax rate for the year ended December 31, 2005 was 34.0%. This estimate differed from the statutory rate primarily due to research and development tax credits. At March 31, 2004, the Company’s estimate of the effective tax rate for the year ended December 31, 2004 was 2.0%. This estimate differed from the statutory rate primarily due to the Company’s anticipated reduction in its deferred tax asset valuation allowance attributable to the utilization of loss carryforwards.

During the three months ended March 31, 2005 and 2004, the Company recognized certain tax benefits related to stock option plans in the amount of $5.4 million and zero, respectively. These benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

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

8. Commitments and Contingencies

In December 2004, the Company abandoned a lease of office space in order to move its Austin, Texas operations to a larger location that would accommodate the Company’s rapidly growing staff of engineers as well as support staff. The total amount incurred in connection with the lease abandonment was approximately $2.0 million, which was expensed entirely in 2004. During the three months ended March 31, 2005, the Company adjusted the lease abandonment charge by approximately $385,000 due to additional subleases that were executed in the abandoned space during the period. The adjustment is reflected in the selling, general and administrative operating expense in the consolidated condensed statement of operations. At March 31, 2005, the liability is allocated between a current liability of approximately $850,000 and a non-current liability of approximately $350,000. The Company does not expect any future charges related to this abandonment.

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

SigmaTel, Inc.

Notes to Consolidated Condensed Financial Statements Continued

9. Related Party Transactions

Revenues from a significant stockholder were approximately $20.0 million and $3.2 million for the three months ended March 31, 2005 and 2004, respectively.

Accounts receivable from sales to an affiliated customer were approximately $15.9 million and $7.0 million as of March 31, 2005 and December 31, 2004, respectively.

10. Operating Segments and Geographic Information

The Company operates as a single segment. The Company’s chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business at the entity-wide level to manage the business.

The following table summarizes the percentages of revenues by geographic region:

	Three Months Ended March 31,
	2005	2004
Taiwan	52.2%	52.3%
China/Hong Kong	23.6	27.8
Singapore	20.1	10.3
South Korea	3.0	7.0
Japan	0.8	2.1
Malaysia	0.1	—
United States	0.1	0.1
Other	0.1	0.4

Total sales	100.0%	100.0%

The table below summarizes the percentage of long-lived assets by geographic region:

	March 31, 2005	December 31, 2004
United States	88%	88%
Taiwan	4	1
Other	8	11

	100%	100%

SigmaTel, Inc.

Notes to Consolidated Condensed Financial Statements Continued

11. Recent Accounting Pronouncements

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

In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for annual periods beginning after June 15, 2005. The Company is evaluating SFAS 123R and believes it will have a material effect on the Company’s financial position, results of operations and cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for no later than the end of fiscal year ending December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

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

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, analog-intensive, mixed-signal integrated circuits, or ICs. We were founded in 1993 with an initial focus on providing semiconductor design services on a contract basis. We began to develop our first IC product, an AC97 audio codec for PC sound cards, in 1995 and began shipping this product in 1997. From 1997 to 2000, our annual revenues grew rapidly from $1.2 million to $47.4 million. During that time, we began to develop an asymmetric digital subscriber line, or ADSL system on a chip, or SoC and a portable audio SoC. Neither of these products generated revenues, which led to significant operating losses in 2000 and 2001. During 2000 and 2001, the PC audio market transitioned from sound cards to host audio solutions, which are integrated on desktop PC motherboards and in notebook PCs. As sound cards began to lose market share, we experienced a significant loss in market share and a revenue decline from 2000 to 2001.

In early 2001, we hired our current Chief Executive Officer, Ronald Edgerton, and established a new management team. This new management team stopped development of our ADSL SoC, reduced headcount, and redirected our development efforts towards host audio codecs and portable audio SoCs. Due primarily to increased sales of our portable audio SoCs, our revenues increased from $30.9 million for the year ended December 31, 2002 to $100.2 million for the year ended December 31, 2003 to $194.8 million for the year ended December 31, 2004. Our operating results improved from an operating loss of $5.6 million for the year ended December 31, 2002 to operating income of $11.3 million for the year ended December 31, 2003 and $53.1 million for the year ended December 31, 2004. Our operating results improved from an operating income of $6.7 million for the three months ended March 31, 2004 to $37.9 million for the three months ended March 31, 2005.

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

As a fabless semiconductor company, our business model is less capital intensive because we rely on third parties to manufacture, assemble, and test our ICs. We rely on distributors to market our products. Our sales through distributors result in lower gross margins, but also lower selling expenses than are associated with direct sales to end customers. A few customers account for a substantial portion of our sales. The following table sets forth our customers that represented 10% or more of our revenues for the periods indicated:

	Three Months Ended March 31,
	2005	2004
ASUSTEK Computer Inc.	27.1%	*
Creative Technology(1)	20.1%	10.2%
G.M.I. Technology	13.8%	18.1%
Holystone Enterprise	*	25.5%

*	Less than 10%
(1)	Creative Technology holds more than 10% of our outstanding stock and had a representative on our Board of Directors until his resignation on June 10, 2004.

The percentage of our revenues from customers located outside the U.S. was 99.9% for each of the three months ended March 31, 2005 and 2004. Most of the products that use our ICs are manufactured outside of the U.S. As a result, we believe that a substantial majority of our revenues will continue to come from customers located outside of the U.S. All of our revenues to date have been denominated in U.S. dollars.

The percentages of our revenues by country are set forth in the following table:

	Three Months Ended March 31,
	2005	2004
Taiwan	52.2%	52.3%
China/Hong Kong	23.6	27.8
Singapore	20.1	10.3
South Korea	3.0	7.0
Japan	0.8	2.1
Malaysia	0.1	—
United States	0.1	0.1
Other	0.1	0.4

Total	100.0%	100.0%

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

Because many of our ICs are designed for use in consumer electronic products, such as portable compressed audio players, PCs, and DVD players, we expect our business to be subject to seasonality, with increased revenues in the third and fourth quarters of each year, when customers place orders to meet year-end holiday demand, and lower revenues in the first and second quarters of each year. However, our recent rapid revenue growth makes it difficult for us to assess the impact of seasonal factors on our business. In particular, strong sales of our portable audio SoCs resulted in increased revenues during the first quarter of 2005 compared to the fourth quarter of 2004, offsetting seasonal demand factors.

SigmaTel, Inc. was incorporated on December 28, 1993 and is a fabless designer of analog-intensive mixed-signal ICs headquartered in Austin, Texas. SigmaTel Hong Kong, Limited was established and incorporated in Hong Kong in July 2004 and became a wholly owned subsidiary of SigmaTel, Inc. in August of 2004 for the purpose of providing engineering support to customers in Asia for their product development activities. In March 2005, the Company effected a name change of the Hong Kong subsidiary to SigmaTel Asia, Limited. The accompanying consolidated financial statements include the accounts of both SigmaTel, Inc. and SigmaTel Asia, Limited, and all material intercompany accounts and transactions have been eliminated in consolidation.

In March 2005, SigmaTel Caymans was established and incorporated in the Cayman Islands as a wholly owned subsidiary of SigmaTel, Inc. for the purpose of holding the stock of future international subsidiaries and to license the economic rights to certain intellectual property from SigmaTel, Inc. and to further license those rights to other subsidiaries of the Company in the future.

The following describes certain line items in our consolidated condensed statements of operations:

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

Amortization of Deferred Stock-Based Compensation. In connection with grants of stock options and the issuance of warrants as a private company between 2000 and 2003, we recorded an aggregate of $7.5 million in deferred stock-based compensation. These options and warrants are considered compensatory because the fair value of our stock determined for financial reporting purposes was greater than the fair value determined by our board of directors on the date of grant or issuance. We have also recorded deferred stock-based compensation due to the conversion of certain contractors to employees. As of March 31, 2005, we had an aggregate of $1.2 million of deferred stock-based compensation remaining to be amortized. We are amortizing deferred stock-based compensation over the vesting period of the related options and warrants, which is generally four or five years. This deferred stock-based compensation balance is expected to be amortized as follows: $0.7 million during 2005 and $0.5 million during 2006 and beyond.

Provision for Income Taxes. We accrue federal and state income taxes at the applicable statutory rates adjusted for certain items including non-deductible expenses, research and development tax credits, interest income from tax advantaged investments, as well as changes in our deferred tax asset valuation allowance.

Results of Operations

The following table sets forth our consolidated condensed statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Revenues, net	100.0%	100.0%
Cost of goods sold	42.6	46.9

Gross profit	57.4	53.1
Operating expenses:
Research and development	11.9	19.3
Selling, general and administrative	7.2	9.2
Amortization of deferred stock-based compensation	0.2	3.2

Total operating expenses	19.3	31.7

Operating income	38.1	21.4
Interest income, net	0.9	1.1

Income before income taxes	39.0	22.5
Income tax expense	13.3	0.5

Net income	25.7%	22.0%

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004

Revenues. Revenues for the three months ended March 31, 2005 were $99.3 million compared to $31.5 million for the three months ended March 31, 2004, an increase of 215.4%. This increase was due to an increase in revenues from portable audio SoCs of 273.4%, offset by a 0.9% decrease in revenues from our audio codecs and a 75.6% decrease in revenues from our USB peripheral ICs. The increase in revenues from our portable audio SoCs was due to the continued growth of the emerging portable compressed audio player market and our favorable competitive position within that market as well as increased unit shipments to support new design wins at certain customers. Revenues from our portable audio SoCs were 95.6% of total revenues for the three months ended March 31, 2005. Our favorable competitive position in this market is primarily due to our integration of analog and digital components onto a single IC, and the resulting small form factor, low power consumption, and overall low cost to our customers. The decrease in revenues from our USB peripheral ICs was primarily due to competitive pressures at the low end of the market.

Revenues from ASUSTEK Computer Inc., an original design manufacturer, or ODM, based in Taiwan, which manufactures products for Apple and other companies, increased to 27.1% of total revenues during the three months ended March 31, 2005 from less than 10% of total revenues during the three months ended March 31, 2004 due primarily to increased purchases of our portable audio SoCs. Sales to Creative Technology, an affiliate, increased to 20.1% of total revenues during the three months ended March 31, 2005 from 10.2% during the three months ended March 31, 2004 due to stronger demand for our portable audio SoCs. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes. Revenues from G.M.I., a distributor located in Hong Kong, decreased to 13.8% of total revenues during the three months ended March 31, 2005 from 18.1% of total revenues during the three months ended March 31, 2004 primarily due to stronger demand for our portable audio SoCs from direct customers ASUSTEK Computer Inc. and Creative Technology. Revenues from Holystone, a distributor located in Taiwan, decreased to less than 10% of total revenues during the three months ended March 31, 2005 from 25.5% during the three months ended March 31, 2004, primarily due to increases in sales to our direct customers as well as customers who use our portable audio SoCs being served by other distributors in geographic regions such as China and South Korea.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 57.4% for the three months ended March 31, 2005 compared with 53.1% for the three months ended March 31, 2004. The increase in gross margin was primarily due to a favorable product mix, a shift to direct customers, and a reduction in manufacturing costs, which included both lower wafer costs, lower test costs and improved manufacturing yields. The favorable product mix resulted from increased revenues from sales of our portable audio SoCs into the mainstream segment of the portable compressed audio market as a percentage of total revenues, as the gross margin from these products is generally higher than from the value segment of the market. We expect our gross margins for the second quarter of 2005 to be consistent with those achieved during the previous two quarters. However, increased competition could adversely impact our pricing, particularly in the portable compressed audio player market, which could adversely impact our gross margins.

Research and Development. Research and development expenses increased to $11.9 million, or 11.9% of revenues, for the three months ended March 31, 2005 from $6.1 million, or 19.3% of revenues, for the three months ended March 31, 2004. This dollar increase of 95.1% was primarily due to increases in our engineering headcount, including independent contractors, as well as increases in the costs of design tools and mask sets. Such increases were primarily to support hardware and software development on our latest portable audio SoCs, the yet to be released STMP 36XX families of products, audio codecs targeted for applications in the PC market, including the Intel High Definition Audio standard, also known as Azalia, and various USB peripheral ICs, as well as development efforts on new products yet to be announced. This increased research and development spending has resulted in substantial progress on or completion of the design of these products and the creation of several patentable inventions, enabling us to identify additional U.S. patent applications covering inventions made during the STMP 36XX design processes. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in revenue.

Selling, General and Administrative. Selling, general and administrative expenses increased to $7.1 million, or 7.2% of revenues, for the three months ended March 31, 2005 from $2.9 million, or 9.2% of revenues, for the three months ended March 31, 2004. This dollar increase of 145.4% was due to increases in sales, marketing, and administrative personnel including a substantial increase in personnel located in the Asia-Pacific region. The increase was also due to increased lease expense relating to office space both domestically and internationally, as well as increases in commissions paid to independent sales representatives due to our revenue growth. We expect that selling, general and administrative expenses will increase in absolute dollars in future periods as we continue to increase our staffing and customer support and associated costs, but such expenses will fluctuate as a percentage of revenues due to changes in revenues.

Amortization of Deferred Stock-Based Compensation. We record deferred stock-based compensation for the difference between the exercise price of option grants and the fair value of our common stock at the time of such grants which resulted in amortization expense of $0.2 million and $1.0 million for the three months ended March 31, 2005, and 2004, respectively.

Interest Income. Interest income increased to $0.8 million for the three months ended March 31, 2005 from $0.3 million for the three months ended March 31, 2004. This was due to increased income earned on our cash balances and investments in short-term marketable securities.

Income Taxes. Our income tax expense increased to $13.2 million for the three months ended March 31, 2005 from $141,000 for the three months ended March 31, 2004. This was primarily due to increased income before taxes, as well as an increase in the estimate of our effective tax rate. At March 31, 2005, the estimate of the effective tax rate for the year ended December 31, 2005 was 34.0%. This estimate differed from the statutory rate primarily due to research and development tax credits. At March 31, 2004, the estimate of the effective tax rate for the year ended December 31, 2004 was 2.0%. This estimate differed from the statutory rate primarily due to our anticipated reduction in our deferred tax asset valuation allowance attributable to the utilization of loss carryforwards.

Liquidity and Capital Resources

As of March 31, 2005, we had $150.7 million in cash, cash equivalents and short-term investments. On September 19, 2003, we completed an initial public offering of approximately 7.4 million shares of our common stock resulting in net proceeds to us of approximately $101.4 million. On February 18, 2004, we completed a follow-on public offering of 250,000 shares of our common stock resulting in net proceeds to us of approximately $5.3 million.

Net cash provided by operating activities was $9.7 million and $5.1 million for the three months ended March 31, 2005 and 2004, respectively. The improvement in our operating cash flows is primarily the result of increased revenues, gross margins and net income. Our accounts receivable increased $27.9 million and $0.4 million during the three months ended March 31, 2005 and 2004, respectively. These changes are due to fluctuations in revenues, the timing of customer payments, and a shift in our revenue base from sales primarily to distributors in the 2004 period to sales primarily to direct customers in the 2005 period. More of our business has shifted to direct customers, and our direct customers generally require longer payment terms. Our inventories increased $17.7 million and $0.6 million during the three months ended March 31, 2005 and March 31, 2004, respectively. This increase in inventories is required to support the increase in demand for our products during the first and second quarters of 2005. Our reserve for slow-moving and obsolete inventory as a percentage of total inventory was 6.7% and 10.1% as of March 31, 2005 and December 31, 2004, respectively. We monitor and analyze our inventory for obsolescence and adjust this reserve accordingly. Although the reserve decreased as a percentage of total inventory, it increased by $0.5 million and $0.7 million at March 31, 2005 and March 31, 2004 respectively. This change in the 2005 period was due to additional reserve for obsolescence offset by scrap and sales of items which had previously been reserved. Our accounts payable increased $12.1 million and decreased $2.4 million during the three months ended March 31, 2005 and 2004, respectively. These changes generally relate to increases in our inventories and the timing of payments. Our deferred revenue increased $6.3 million and $0.9 million during the three months ended March 31, 2005 and March 31, 2004, respectively, due to increases in our products held at distributors to enable them to meet increased customer demand for our products.

Our investing activities used cash of $9.5 million and $45.3 million during the three month periods ended March 31, 2005 and March 31, 2004, respectively. Investing activities primarily represented purchases of capital equipment and short-term investments.

Capital expenditures were $3.3 million and $2.9 million during the three months ended March 31, 2005 and 2004, respectively. These expenditures were incurred primarily for the purchase of engineering tools, computer equipment, software, office equipment, and leasehold improvements related to our office relocation in Austin, Texas and our new office openings internationally. Research and development resources are required to develop and expand our core technologies and proprietary product offerings. Our research and development expenses were $11.9 million and $6.1 million during the three months ended March 31, 2005 and 2004, respectively. These expenditures resulted in the enhancement of our product offerings, technological know how and inventions that have yielded several U.S. patents and pending U.S. patents. We expect to continue to incur significant research and development expenses and will fund these expenses with operating cash flow and existing cash balances.

Our financing activities provided cash of $2.7 and $8.2 million during the three months ended March 31, 2005 and 2004, respectively. On February 18, 2004, we completed a follow-on equity offering and received $5.3 million of net offering proceeds. We also received $1.8 million in proceeds from the exercise of employee stock options during each of the three months ended March 31, 2005 and 2004 and $0.9 million from the purchase of stock under our Employee Stock Purchase Plan during each of the three months ended March 31, 2005 and 2004. These proceeds were invested in short-term, investment grade, interest bearing instruments, pending their use to fund working capital and capital expenditures as required.

The fair value of our investments in marketable securities at March 31, 2005 was $120.5 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds.

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

Pro forma information regarding net income and net income per share is required in order to show our net income as if we had accounted for employee stock options under the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. This information is contained in Note 3 to our financial statements. The fair value of options and shares issued pursuant to our option plan at the grant date were estimated using the Black-Scholes option-pricing model.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the Unaudited Consolidated Condensed Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2005 and for the three month period then ended contained elsewhere in this Form 10-Q.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing the income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. As of March 31, 2005, all of our investments were in money market accounts or investment grade securities.

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

Due primarily to increased sales of our portable audio SoCs, we have experienced significant revenue growth and have gained significant market share in a relatively short period of time. Specifically, our annual revenues increased from $30.9 million in 2002 to $100.2 million in 2003 and to $194.8 million in 2004. Revenues increased from $31.5 million for the three months ended March 31, 2004 to $99.3 million for the three months ended March 31, 2005. However, we do not expect similar revenue growth or market share gains in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

We have incurred losses in prior periods and may incur losses in the future.

Although we had net income of $25.5 million for the three months ended March 31, 2005 and $52.6 million and $10.0 million for the years ended December 31, 2004 and 2003, respectively, we incurred net losses of approximately $8.3 million and $18.4 million for the years ended December 31, 2002, and 2001, respectively. Despite realizing net income in the three months ended March 31, 2005 and in the years ended December 31, 2004 and 2003, we may incur losses in the future. We expect our operating expenses to increase as we pursue our strategic objectives. Our results of operations for the three months ended March 31, 2005 include a non-cash charge of approximately $180,000 related to stock based compensation, and our results of operations for the year ended December 31, 2004 include a non-cash charge of $2.2 million related to stock based compensation. We will continue to incur stock-based compensation in the future as a result of past option grants. Further, under the recently issued Financial Accounting Standard Board Statement No. 123R, we will be required to apply certain expense recognition provisions for annual periods beginning after June 15, 2005 to share-based payments to employees using the fair value method, which expense recognition will reduce our profitability and could cause us to again incur net losses on a quarterly or annual basis. Our ability to maintain profitability depends on the rate of growth of our target markets, the continued market acceptance of our customers’ products, the competitive position of our products, and our ability to develop new products. Even though we have achieved profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

Stock-based compensation plans.

We currently have three active stock-based compensation plans, namely the SigmaTel 1995 Stock Option/Stock Issuance Plan, the SigmaTel 2003 Equity Incentive Plan, and the SigmaTel Employee Stock Purchase Plan. We currently account for employee stock awards under our stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation No. 44, Emerging Issues Task Force (“EITF”) Issue No. 00-23, and related interpretations. We currently account for equity awards issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and related interpretations. We currently adhere to the disclosure-only provisions of these applicable accounting principles. In December 2004, the FASB issued a revision to SFAS No. 123 (SFAS 123R) that eliminates the alternative to use the disclosure-only provisions of SFAS No. 123, thereby requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We will be required to recognize the cost of these equity awards granted beginning in the first quarter of 2006. While we are currently reviewing the implementation alternatives allowed under SFAS 123R, we expect the impact of the adoption of SFAS 123R in our first quarter of 2006 to have a material adverse effect on our results of operations in future periods.

We depend on a few key customers for a substantial majority of our sales and the loss of, or a significant reduction in orders from, any of them would likely significantly reduce our revenues.

For the three months ended March 31, 2005 and 2004, sales to our top five customers accounted for approximately 78.1% and 72.3%, respectively, of our revenues. Our operating results in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our ICs. Our revenues would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers who place large orders, would harm our financial performance. Because our sales are made by means of standard purchase orders rather than long term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

We rely on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these sales channels, our revenues would likely decline.

Sales to a small number of distributors generate a significant amount of our revenues. Our sales through distributors accounted for 47.7% and 75.5% of our revenues for the three months ended March 31, 2005 and 2004, respectively. Our sales to G.M.I., a distributor, accounted for 13.8% and 18.1% of our revenues in the three months ended March 31, 2005 and 2004, respectively, and our sales to Holystone, also a distributor, accounted for less than 10% and 25.5% of our revenues in the three months ended March 31, 2005 and 2004, respectively. Despite the decreases as a percentage of total revenues, the dollar amount of our products sold through distributors is significant. If G.M.I., Holystone or our other distributors were to materially reduce their purchases from us, our business, financial condition and results of operations would suffer.

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

Because many of our ICs are designed for use in consumer electronic products, such as portable compressed audio players, PCs, and DVD players, we expect our business to be subject to seasonality, with increased revenue in the third and fourth quarters of each year, when customers place orders to meet year-end holiday demand, and lower revenue in the first and second quarters of each year. However, our recent rapid growth in revenues makes it difficult for us to assess the impact of seasonal factors on our business. In particular, strong sales of our portable audio SoCs resulted in increased revenues during the first quarter of 2005 compared to the fourth quarter of 2004, offsetting seasonal demand factors. If we or our customers are unable to ramp up production of new or existing products to meet any increases in demand due to seasonality or other factors, our revenues from such products would be adversely affected.

China and South Korea, where we have significant sales, could be experiencing a slowing in economic growth, which may reduce our expected revenues if the slowing continues.

A significant portion of our sales to manufacturers of compressed digital audio players occur in China and South Korea, two countries that could be experiencing a slowdown in economic growth. During the three months ended March 31, 2005, 23.6% of our sales occurred in China and 3.0% of our sales occurred in South Korea. While we cannot precisely determine the percentage of worldwide end user purchases of compressed digital audio players that occur in China and South Korea, some of our customers have indicated that the growth in their sales to end customers in China and South Korea will be slower than originally anticipated due to the overall slowdown in economic growth in those countries. Thus, our ability to increase revenues and grow our profits in the short term could be negatively impacted as a result of a slowdown in economic growth in China and South Korea.

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

Our sales cycles can take up to 12 months to complete and volume production of products that use our ICs can take an additional 3 to 6 months to be achieved, if at all. Sales cycles for our products are lengthy for a number of reasons:

•	our customers usually complete an in-depth technical evaluation of our products before they place a purchase order;

•	the commercial adoption of our products by OEMs and ODMs, is typically limited during the initial release of their product to evaluate product performance and consumer demand;

•	new product introductions often center around key trade shows and failure to deliver a product prior to such an event can seriously delay introduction of a product; and

•	the development and commercial introduction of products incorporating new technology frequently are delayed.

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

Our recent revenue growth has been primarily from sales of our portable audio SoCs, which accounted for 89.3% of our revenues in the year ended December 31, 2004 and 95.6% of our revenues in the three months ended March 31, 2005. Our future success depends on our ability to develop successful new products in a timely and cost-effective manner. We are required to continually evaluate expenditures for planned product developments and choose among alternatives based upon our expectations of future market trends. We cannot assure you that we will be able to develop and introduce new or enhanced products in a timely and cost-effective manner or that our products will generate significant revenues. The development of our ICs is highly complex, and successful product development and market acceptance of our products depend on a number of factors, including:

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

Our third-party foundries, other subcontractors and many of our customers and end customers are located in the Pacific Rim, an area subject to significant earthquake risk and adverse consequences related to the outbreak of bird flu, SARS, and other public health concerns.

All of the principal foundries that manufacture our products and all of the principal subcontractors that assemble, package, and test our products are located in either South Korea, Singapore, Hong Kong, or Taiwan. Many of our customers are also located in these areas. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake or other natural disaster near these foundries or subcontractors could result in damage, power outages and other disruptions that impair their production and assembly capacity. Any disruption resulting from such events could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling, packaging or production testing from the affected contractor to another third-party vendor. While we have some foundry capacity in the United States, we may not be able to increase our foundry capacity in the United States, or obtain other alternate foundry capacity on favorable terms, if at all. The 2003 outbreak of SARS curtailed travel to and from certain countries (primarily in the Asia-Pacific region) and limited travel and shopping within those countries and any future outbreaks of SARS, bird flu, or other public health concerns could have similar consequences. In addition, outbreaks of disease or other disasters could limit consumer demand for our ICs or the products that use our ICs.

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

We face competition from a relatively large number of competitors in each of our targeted markets. In the PC and consumer audio markets, we compete primarily with AKM, Analog Devices, C-Media, Cirrus Logic, and Realtek. In the portable compressed audio market, our principal competitors include Actions Semiconductor, Austria Microsystems, Philips Semiconductor, PortalPlayer, Samsung, Sunplus, Telechips, and Texas Instruments. Within the USB peripherals market, we compete primarily with MosChip Semiconductor and Prolific Technology, and other companies providing various multi-chip solutions. We expect to face increased competition in the future from our current and emerging competitors. In addition, some of our customers have developed and other customers could develop their own internal ICs that could replace their need for our products or otherwise reduce demand for our products.

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

We recently established an international subsidiary and opened an office in Hong Kong, and have recently opened branch or liaison offices of the Hong Kong subsidiary in Singapore and Taiwan to increase our international activities in Asia. The percentage of our revenues from customers located outside of the U.S. were 99.9% for each of the three months ended March 31, 2005 and 2004. We plan to expand our international sales and operations activities, but may not be able to maintain or increase international market demand for our products. Our international sales and operations are subject to a number of risks, including:

•	increased complexity and costs of managing international sales and operations;

•	protectionist laws and business practices that favor local competition in some countries;

•	multiple, conflicting and changing laws, regulations and tax schemes;

•	longer sales cycles;

•	public health concerns, such as the SARS outbreak in 2003 and the bird flu outbreak in 2004 and 2005, and natural disasters, such as the tsunamis in 2004;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	political and economic instability; and

•	greater difficulty in hiring qualified employees.

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

In recent years, there has been significant litigation in the U.S. involving patents and other intellectual property rights in the semiconductor industry. In the past, we have found it necessary to engage in litigation to enforce and defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. For example, in 2000 we settled a patent infringement and trade secret claim filed by Cirrus Logic related to our audio codec products. Most recently, we filed a lawsuit against Actions Semiconductor and requested the United States International Trade Commission to initiate an investigation against Actions Semiconductor’s products, in both instances seeking to halt Actions’ infringement of our intellectual property rights. We believe future litigation involving intellectual property could occur.

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

We have historically indemnified our customers for certain costs and damages of patent infringement in circumstances where our product is the factor creating the customer’s infringement exposure. This practice may subject us to significant indemnification claims by our customers, and one of our key customers has requested indemnification from us relating to a patent infringement allegation received from a third party. In some instances, our products are designed for use in devices manufactured by our customers that comply with international standards, such as the MP3 standard. These international standards are often covered by patent rights held by third parties, which may include our competitors. The combined costs of identifying and obtaining licenses from all holders of patent rights essential to such international standards could be high and could reduce our profitability or increase our losses. The cost of not obtaining such licenses could also be high if a holder of such patent rights brings a claim for patent infringement. We are aware that certain of our customers have received a notice from a third party seeking to grant a royalty bearing patent license to those customers and claiming that those customers’ manufacture and sale of products capable of decoding MP3 files violates patents which the third party has the right to enforce. We have not received any such notice, and we are not aware of any claimed violations on our part. In the contracts under which we distribute MP3 decoding products, we generally have not agreed to indemnify our customers with respect to patent claims related to MP3 decoding technology. However, we cannot assure you that claims for indemnification will not be made or that if made, such claims would not have a material adverse effect on our business, operating results or financial condition.

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

One or more of our products may be found to be defective after shipment, requiring a product replacement, recall or a software solution that would cure the defect but impede performance of the product. We may also be subject to product returns which could impose substantial costs and harm our business. In addition, product liability claims may be asserted with respect to our technology or products. Our products are typically sold at prices that are significantly lower than the cost of the end-products into which they are incorporated. A defect or failure in our product could give rise to failures in our customer’s end-product, so we may face claims for damages that are disproportionately higher than the revenues and profits we receive from the products involved, especially if our customer seeks to recover for damage claims made against it by its own customers. While we maintain insurance, there can be no assurance that we have obtained a sufficient amount of insurance coverage, that asserted claims will be within the scope of coverage of the insurance, or that we will have sufficient resources to satisfy any asserted claims.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, under the recently issued FASB Statement No. 123R, we will be required to apply certain expense recognition provisions for annual periods beginning after June 15, 2005 to share-based payments to employees using the fair value method. This new accounting policy and any other changes in accounting policies in the future may result in significant accounting charges.

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

Item 4: Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2005 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. During our last fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Many participants in the semiconductor industry have a significant number of patents and have frequently demonstrated a willingness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims have led to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets, or invalidity of our patents will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not materially and adversely affect our business, financial condition and results of operations. As of March 31, 2005, we were party to the following legal proceeding:

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

In addition, on March 14, 2005, we filed a complaint requesting that the U.S. International Trade Commission (the “ITC”) initiate an investigation of Actions Semiconductor Company, Ltd., for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain audio processing integrated circuits and other products containing these audio processing ICs. In our complaint, we asked the ITC to investigate whether certain Actions Semiconductor products infringe on one or more of the claims of U.S. Patent Nos. 6,137,279 and 6,633,187. On April 18, 2005, the ITC instituted an investigation into Actions Semiconductor’s actions based on our allegations. With respect to both patents, we are seeking a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate.

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

As of March 31, 2005, we used the net proceeds of the offering as follows:

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

(c) Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

(a) Not applicable

(b) Not applicable

Item 6. Exhibits

(a) See Exhibit Index.

SIGMATEL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATEL, INC.

Dated: April 19, 2005	By:	/s/ Ross A. Goolsby
Ross A. Goolsby
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number

3.1(1)	Second Restated Certificate of Incorporation of SigmaTel, Inc.

3.2(2)	Amended and Restated Bylaws of SigmaTel, Inc.

4.1(2)	Specimen certificate for shares of common stock

10.1(3)	Incentive Bonus Plan

10.2(4)	Statement of performance based cash bonuses approved and paid for fiscal year and fourth quarter 2004 to SigmaTel’s named executive officers listed in SigmaTel’s proxy statement filed with the Securities and Exchange Commission on March 24, 2004

10.3(5)	Summary of base salaries and performance based bonus opportunities for the period beginning April 1, 2005 and ending March 31, 2006 for SigmaTel’s named executive officers listed in SigmaTel’s proxy statement filed with the Securities and Exchange Commission on March 4, 2005

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(1)	Incorporated by reference to Exhibit 3.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.

(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2005.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2005.