Form 10-Q
period 2005-06-30
SIGMATEL INC
filed 2005-08-09
CIK 1043639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 000-50391

SIGMATEL, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2691412
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1601 S. MoPac Expressway

Suite 100

Austin, Texas 78746

(512) 381-3700

(Address and telephone number of principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 35,799,237 as of July 26, 2005.

SIGMATEL, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SIGMATEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$73,894	$27,246
Short-term investments	104,726	114,451
Accounts receivable, net	40,263	34,195
Inventories, net	26,920	19,411
Income tax receivable	3,861	—
Deferred tax asset, net	364	7,613
Prepaid expenses and other assets	4,474	4,241

Total current assets	254,502	207,157

Property, equipment and software, net	10,984	7,116
Intangible assets, net	4,736	4,357
Other assets	1,992	1,285

Total assets	$272,214	$219,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,830	$23,016
Accrued compensation	3,592	3,884
Other accrued expenses	2,956	2,698
Deferred revenue	9,094	7,286
Current portion of long-term obligations	715	1,223

Total current liabilities	38,187	38,107

Non-current income taxes payable Other liabilities	6,807 340	— 892

Total liabilities	45,334	38,999

Stockholders’ equity:
Common stock, $0.0001 par value; 170,000 shares authorized; shares issued and outstanding: 35,867 and 35,777 at 2005 and 35,205 and 35,115 at 2004, respectively	4	4
Additional paid-in capital	182,618	173,480
Notes receivable from stockholders	(5)	(7)
Deferred stock-based compensation	(869)	(1,278)
Treasury stock, 90 common shares at cost	(741)	(741)
Accumulated surplus	45,884	9,458
Accumulated other comprehensive loss	(11)	—
Total stockholders’ equity	226,880	180,916

Total liabilities and stockholders’ equity	$272,214	$219,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGMATEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues, net	$69,572	$36,608	$168,910	$68,108
Cost of goods sold (1)	30,999	16,778	73,293	31,562

Gross Profit	38,573	19,830	95,617	36,546

Operating Expenses:
Research and development (1)	12,890	7,170	24,760	13,253
Selling, general and administrative (1)	9,326	3,603	16,440	6,502
Amortization of deferred stock-based compensation	238	402	418	1,397

Total operating expenses	22,454	11,175	41,618	21,152

Operating income	16,119	8,655	53,999	15,394

Other income (expense):
Interest income, net	1,245	345	2,067	678
Foreign exchange loss	(43)	—	(43)	—

Total other income	1,202	345	2,024	678

Income before income taxes	17,321	9,000	56,023	16,072

Income taxes	6,425	179	19,597	320

Net income	$10,896	$8,821	$36,426	$15,752

BASIC NET INCOME PER SHARE	$0.31	$0.25	$1.02	$0.45

DILUTED NET INCOME PER SHARE	$0.29	$0.23	$0.97	$0.41

WEIGHTED AVERAGE SHARES USED TO COMPUTE:
Basic net income per share	35,704	35,147	35,552	34,820
Diluted net income per share	37,351	38,768	37,584	38,607

(1)	Amounts exclude amortization of deferred stock-based compensation as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Cost of goods sold	$10	$17	$16	$67
Research and development	124	281	249	887
Selling, general & administrative	104	104	153	443

Total	$238	$402	$418	$1,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGMATEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$36,426	$15,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,026	2,098
Amortization of deferred stock-based compensation	418	1,397
Amortization of premium and accretion of discount on securities	120	97
Deferred income tax expense	7,452	—
Lease abandonment adjustments	(385)	—
Tax benefit related to exercise of employee stock options	6,358	—
Other non-cash (benefit) expense	(232)	409
Changes in assets and liabilities:
Accounts receivable, net	(6,068)	(3,182)
Inventories, net	(7,509)	(6,613)
Prepaid expenses and other assets	(1,145)	(1,021)
Accounts payable	(1,186)	3,141
Accrued expenses	146	1,151
Income taxes payable	2,707	—
Deferred revenue and other liabilities	1,228	2,863

Net cash provided by operating activities	41,356	16,092

Cash flows from investing activities:
Proceeds from maturities of short-term investments	73,056	48,250
Purchases of short-term investments	(63,451)	(89,929)
Purchases of property, equipment, software and intangible assets	(7,273)	(6,649)

Net cash provided by (used in) investing activities	2,332	(48,328)

Cash flows from financing activities:
Payments on capital lease obligations	(32)	(23)
Proceeds from notes receivable from stockholders	2	108
Proceeds from issuance of common stock, net of issuance costs	3,048	8,312

Net cash provided by financing activities	3,018	8,397

Effect of exchange rate changes on cash	(58)	—

Net increase (decrease) in cash and cash equivalents	46,648	(23,839)
Cash and cash equivalents, beginning of period	27,246	61,841

Cash and cash equivalents, end of period	$73,894	$38,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

SigmaTel, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SigmaTel, Inc. and its wholly owned subsidiaries (the “Company”). The statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. Certain reclassifications have been made to all periods presented in the condensed consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on the results of operations or stockholders’ equity. In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation have been included and are of a normal recurring nature. Operating results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

SigmaTel, Inc. was incorporated on December 28, 1993 and is a fabless designer of analog-intensive mixed-signal integrated circuits headquartered in Austin, Texas. SigmaTel Hong Kong, Limited was established and incorporated in Hong Kong in July 2004 and became a wholly owned subsidiary of SigmaTel, Inc. in August of 2004 for the purpose of providing engineering support to customers in Asia for their product development activities. In March 2005, the Company effected a name change of the Hong Kong subsidiary to SigmaTel Asia, Limited. In June 2005, SigmaTel Asia, Limited expanded its scope to include operational and other financial activities.

2. Significant Accounting Policies

For a description of what the Company believes to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our most recently filed Form 10-K with the Securities and Exchange Commission.

Consolidation and Foreign Currency Translation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. The reporting currency of the Company’s foreign subsidiaries is the U.S. dollar. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates for the periods. Resulting translation adjustments are recorded as a separate component of accumulated other comprehensive loss.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$10,896	$8,821	$36,426	$15,752
Add: Stock-based employee compensation expense recognized in net income, net of related income tax effects	155	402	272	1,397
Deduct: Stock-based employee compensation expense determined under the fair value based method for all employee awards, net of related income tax effects	(3,019)	(1,540)	(5,536)	(2,942)

Pro forma net income	$8,032	$7,683	$31,162	$14,207

Pro forma basic net income per share, as adjusted	$0.22	$0.22	$0.88	$0.41

Pro forma diluted net income per share, as adjusted	$0.22	$0.20	$0.84	$0.37

SigmaTel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding for the period. Diluted net income per share is computed giving effect to all potential dilutive common stock, including options, warrants, and common stock subject to repurchase.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$10,896	$8,821	$36,426	$15,752

Denominator:
Weighted-average common stock outstanding	35,729	35,191	35,576	34,876
Less: weighted-average shares subject to repurchase	(25)	(44)	(24)	(56)

Weighted-average shares used in computing basic net income per share	35,704	35,147	35,552	34,820
Dilutive potential common shares used in computing diluted net income per share	1,647	3,621	2,032	3,787

Total weighted-average number of shares used in computing diluted net income per share	37,351	38,768	37,584	38,607

Weighted-average anti-dilutive potential shares have been excluded, as the exercise price of the underlying stock options exceeded the average market price of the stock during the respective periods. These excluded shares were approximately 1.6 million and 278,000 for the three months ended June 30, 2005 and 2004, respectively, and 1.1 million and 278,000 for the six months ended June 30, 2005 and 2004, respectively. The Company issued approximately 133,000 and 663,000 shares of common stock during the three and six months ended June 30, 2005, respectively.

SigmaTel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

3. Comprehensive Income

The components of comprehensive income are comprised of net income and foreign currency translation adjustments. Comprehensive income for the three and six months ended June 30, 2005 and 2004 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Comprehensive Income:
Net income	$10,896	$8,821	$36,426	$15,752
Foreign currency translation adjustments	(11)	—	(11)	—

Total comprehensive income	$10,885	$8,821	$36,415	$15,752

4. Short-term Investments

Short-term investments at June 30, 2005 and December 31, 2004, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $117.1 million and $114.8 million, respectively. The fair values of these instruments are based on market interest rates and other market information available to management as of each balance sheet date presented and were not materially different than the aggregate cost.

Short-term investments consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Available-for-sale securities:
Commercial paper	$9,627	$7,628
U.S. agencies	8,242	14,985
Auction rate preferreds	94,900	92,300
Corporate notes	4,223	9,972

Total investments	116,992	124,885
Less: cash equivalents	(12,266)	(10,434)

	$104,726	$114,451

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at amortized cost, which is not materially different than market value as of June 30, 2005. $12.3 million of total liquid investments mature within three months, $9.8 million mature beyond three months but within one year and $94.9 million of investments have stated maturities beyond five years, but have interest rate maturities of less than thirty-five days.

SigmaTel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

5. Inventories

Inventories consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Work in process	$14,605	$9,433
Finished goods	12,315	9,978

	$26,920	$19,411

At June 30, 2005 and December 31, 2004, the Company’s reserve for slow-moving and obsolete inventory was approximately $2.4 million and $2.2 million, respectively. This increase resulted from additional reserve of $0.8 million for obsolescence offset by scrap and sales of items which had previously been reserved of $0.6 million.

SigmaTel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

6. Intangible Assets

Intangible assets subject to amortization expense primarily relate to licenses to use intellectual property in manufacturing and patents. Intangible assets consist of the following (in thousands):

	June 30, 2005	December 31, 2004
Intangible assets subject to amortization:
Gross carrying amount	$6,608	$5,605
Accumulated amortization	(1,872)	(1,248)

Intangible assets, net	$4,736	$4,357

Intangible asset amortization expense was $0.3 and $0.2 million for the three months ended June 30, 2005 and 2004, respectively, and was $0.6 and $0.5 million for the six months ended June 30, 2005 and 2004, respectively. Estimated aggregate intangible asset amortization expense is expected to be $1.3 million for each of the fiscal years 2005 through 2007, $1.1 million in 2008 and $0.3 million in 2009. The weighted average amortization period for intangible assets is five years.

7. Income Taxes

The provision for income taxes has been calculated based on the Company’s estimate of its effective tax rate for the full fiscal year. The Company’s effective tax rate was 37% and 2% for the three months ended June 30, 2005 and 2004, respectively, and 35% and 2% for the six months ended June 30, 2005 and 2004, respectively. The Company’s estimate of the effective tax rate for 2004 differed from the statutory rate primarily due to the Company’s anticipated reduction in its deferred tax asset valuation allowance attributable to the utilization of loss carryforwards.

The Company recognized certain tax benefits related to stock option plans in the amount of $1.0 million and $0 during the three months ended June 30, 2005 and 2004, respectively and $6.4 and $0 during the six months ended June 30, 2005 and 2004, respectively. These benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

The determination of the provision for income taxes requires the Company to take positions on certain issues where there is uncertainty in the application of the tax law. The provision for income taxes includes amounts intended to satisfy unfavorable adjustments by the Internal Revenue Service and other tax authorities in an examination of the Company’s income tax returns. The ultimate resolution of these uncertainties may result in an assessment that is materially different from the current estimate of the liability and may result in income tax benefits or expenses being recognized in a future period.

8. Commitments and Contingencies

In December 2004, the Company abandoned a lease of office space in order to move its Austin, Texas operations to a larger location that would accommodate the Company’s rapidly growing staff of engineers as well as support staff. The total amount incurred in connection with the lease abandonment was approximately $2.0 million, which was expensed entirely in 2004. During the three and six months ended June 30, 2005, the Company adjusted the lease abandonment charge by $0 and $0.4 million due to additional subleases that were executed in the abandoned space during the period. The adjustment is reflected in the selling, general and administrative operating expense in the condensed consolidated statement of operations. At June 30, 2005, the liability is allocated between a current liability of approximately $0.7 million and a non-current liability of approximately $0.2 million. The Company does not expect any future charges related to this abandonment.

SigmaTel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

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

9. Related Party Transactions

Revenues from a significant stockholder were approximately $2.9 million and $5.9 million for the three months ended June 30, 2005 and 2004, respectively, and $22.9 million and $9.1 million for the six months ended June 30, 2005 and 2004, respectively.

Accounts receivable from sales to a significant stockholder were approximately $3.5 million and $7.0 million as of June 30, 2005 and December 31, 2004, respectively.

SigmaTel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

10. Operating Segments and Geographic Information

The Company operates as a single segment. The Company’s chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business at the entity-wide level to manage the business.

The following table summarizes the percentages of revenues by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
China/Hong Kong	46.4%	29.5%	33.0%	28.7%
Taiwan	34.0	43.8	44.7	47.7
South Korea	6.0	5.9	4.3	6.4
United States	5.7	0.2	2.4	0.2
Singapore	4.6	18.0	13.7	14.5
Other	3.3	2.6	1.9	2.5

Total sales	100.0%	100.0%	100.0%	100.0%

The table below summarizes the percentage of long-lived assets by geographic region:

	June 30, 2005	December 31, 2004
United States	88%	88%
Hong Kong	4	5
Taiwan	3	1
Other	5	6

	100%	100%

SigmaTel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

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

In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for annual periods beginning after June 15, 2005. The Company is evaluating SFAS 123R and believes it will have a material adverse effect on its financial position, results of operations and cash flows.

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement redefines restatements as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

12. Subsequent Events

In July 2005, the Company announced that it had signed a definitive agreement to acquire Protocom Corporation, a provider of semiconductors to the multi-function imaging market. In connection with the acquisition, the Company expects to pay $28.2 million in the form of approximately 1,437,000 shares of its common stock issued or reserved for future issuance and make a cash payment of $18.8 million, in exchange for all outstanding shares of capital stock of Protocom. A portion of the consideration payable to the shareholders will be placed into escrow pursuant to the terms of the acquisition agreement. The Company will also assume all unvested employee stock options of Protocom, which will entitle the holders to receive up to approximately 185,000 shares of the Company’s common stock upon exercise and vesting. The Company may record a one-time charge for purchased in-process research and development expenses related to the acquisition in its third fiscal quarter. The amount of that charge, if any, has not yet been determined.

SigmaTel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

Also, in July 2005, the Company closed its acquisition of the software, patents and engineering resources associated with the Rio® portable audio product line from D&M Holdings, Inc. In connection with the acquisition, the Company made a cash payment of $9.5 million, and $0.5 million will be held in escrow pursuant to the terms of the acquisition agreement. The Company may record a one-time charge for purchased in-process research and development expenses related to the acquisition in its third fiscal quarter. The amount of that charge, if any, has not yet been determined.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Overview”, “Results of Operations”, “Liquidity and Capital Resources” and “Risks That May Affect Future Results” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “SigmaTel” refer to SigmaTel, Inc. and its consolidated subsidiaries.

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

In early 2001, we hired our current Chief Executive Officer, Ronald Edgerton, and established a new management team. This new management team stopped development of our ADSL SoC, reduced headcount, and redirected our development efforts towards host audio codecs and portable audio SoCs. From 2002 to 2004, our annual revenues grew substantially from $30.9 million to $194.8 million due primarily to increased sales of our portable audio SoCs. Our operating results improved from an operating loss of $5.6 million to operating income of $53.1 million from 2002 to 2004. Revenues and operating results continue to improve during 2005. Revenue increased from $68.1 million to $168.9 million for the six months ended June 30, 2004 and 2005, respectively. Our operating results improved from an operating income of $15.4 million to $54.0 million for the six months ended June 30, 2004 and 2005, respectively.

In the third quarter of 2004, we established an international subsidiary and opened an office in Hong Kong. In March and June of 2005, we opened branch or liaison offices of our Hong Kong subsidiary in Taipei, Taiwan and Shenzhen, China, respectively. We also recently established international subsidiaries and opened offices in Singapore and Seoul, South Korea.

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

As a fabless semiconductor company, our business model is less capital intensive because we rely on third parties to manufacture, assemble, and test our ICs. We also utilize distributors to sell our products. Our sales through distributors result in lower gross margins, but also lower selling expenses than are associated with direct sales to end customers. A few customers account for a substantial portion of our sales. The following table sets forth our customers that represented 10% or more of our revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
G.M.I. Technology	21.1%	19.5%	16.8%	18.8%
King Horn Enterprises, Limited	11.1%	*	*	*
Samsung Electronics Company Limited	10.9%	14.8%	*	12.5%
Holystone Enterprise	*	18.4%	*	21.7%
Creative Technology(1)	*	16.1%	13.6%	13.3%
ASUSTEK Computer Inc.	*	*	19.9%	*

*	Less than 10%
(1)	Creative Technology holds more than 5% of our outstanding stock and had a representative on our Board of Directors until his resignation on June 10, 2004.

The percentage of our revenues from customers located outside the U.S. was 94.3% and 99.8% for the three months ended June 30, 2005 and 2004, respectively, and 97.6% and 99.8% for the six months ended June 30, 2005 and 2004, respectively. Most of the products that use our ICs are manufactured outside of the U.S. As a result, we believe that a substantial majority of our revenues will continue to come from customers located outside of the U.S. All of our revenues to date have been denominated in U.S. dollars.

The percentages of our revenues by country are set forth in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
China/Hong Kong	46.4%	29.5%	33.0%	28.7%
Taiwan	34.0	43.8	44.7	47.7
South Korea	6.0	5.9	4.3	6.4
United States	5.7	0.2	2.4	0.2
Singapore	4.6	18.0	13.7	14.5
Other	3.3	2.6	1.9	2.5

Total	100.0%	100.0%	100.0%	100.0%

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

Because many of our ICs are designed for use in consumer electronic products, such as portable compressed audio players, PCs, and DVD players, we expect our business to be subject to seasonality, with increased revenues in the third and fourth quarters of each year, when customers place orders to meet year-end holiday demand, and lower revenues in the first and second quarters of each year. However, our recent rapid revenue growth makes it difficult for us to assess the impact of seasonal factors on our business. In particular, strong sales of our portable audio SoCs resulted in increased revenues during the first quarter of 2005 compared to the fourth quarter of 2004, offsetting seasonal demand factors. Seasonal demand factors normalized in the second quarter; however, specific demand for our products was affected by the price volatility in other components used to build our customer’s devices, specifically NAND Flash, as well as high inventory levels of our products at specific customers at the end of the first quarter.

The following describes certain line items in our condensed consolidated statements of operations:

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

Selling, General and Administrative. Selling, general and administrative expense consists primarily of employee, contractor, and related costs, occupancy costs, sales commissions to independent sales representatives, professional services, and promotional and marketing expenses. We expect selling expenses will fluctuate with changes in revenues, and we expect that general and administrative expenses will increase to support our future operations.

Amortization of Deferred Stock-Based Compensation. In connection with grants of stock options and the issuance of warrants as a private company between 2000 and 2003, we recorded an aggregate of $7.5 million in deferred stock-based compensation. These options and warrants are considered compensatory because the fair value of our stock determined for financial reporting purposes was greater than the fair value determined by our board of directors on the date of grant or issuance. We have also recorded deferred stock-based compensation due to the conversion of certain contractors to employees. As of June 30, 2005, we had an aggregate of $0.9 million of deferred stock-based compensation remaining to be amortized. We are amortizing deferred stock-based compensation over the vesting period of the related options and warrants, which is generally four or five years. This deferred stock-based compensation balance is expected to be amortized as follows: $0.4 million during 2005 and $0.5 million during 2006 and beyond.

Provision for Income Taxes. We accrue federal, state, and foreign income taxes at the applicable statutory rates adjusted for certain items including non-deductible expenses, research and development tax credits, interest income from tax advantaged investments, as well as changes in our deferred tax asset valuation allowance.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	44.6	45.8	43.4	46.3

Gross profit	55.4	54.2	56.6	53.7
Operating expenses:
Research and development	18.5	19.6	14.7	19.5
Selling, general and administrative	13.4	9.9	9.7	9.5
Amortization of deferred stock-based compensation	0.3	1.1	0.2	2.1
Total operating expenses	32.2	30.6	24.6	31.1

Operating income	23.2	23.6	32.0	22.6

Other income (expense):
Interest income, net	1.8	1.0	1.2	1.0
Foreign exchange loss	(0.1)	—	—	—

Total other income	1.7	1.0	1.2	1.0

Income before income taxes	24.9	24.6	33.2	23.6
Income taxes	9.2	0.5	11.6	0.5

Net income	15.7%	24.1%	21.6%	23.1%

Comparison of Three Months Ended June 30, 2005 to Three Months Ended June 30, 2004

Revenues. Revenues for the three months ended June 30, 2005 were $69.6 million compared to $36.6 million for the three months ended June 30, 2004, an increase of 90%. This increase was due to an increase in revenues from portable audio SoCs of 106.1% and from our audio codecs of 6.5%. The increase in revenues from our portable audio SoCs was due to the continued growth of the emerging portable compressed audio player market and our favorable competitive position within that market as well as increased unit shipments to support new design wins at certain customers. Revenues from our portable audio SoCs were 92.6% of total revenues for the three months ended June 30, 2005. Our favorable competitive position in this market is primarily due to our integration of analog and digital components onto a single IC, and the resulting small form factor, low power consumption, and overall low cost to our customers.

Sales to Creative Technology, an affiliate, decreased to less than 10% of total revenues during the three months ended June 30, 2005 from 16.1% during the three months ended June 30, 2004 due to stronger demand for our portable audio SoCs from other customers as well as Creative Technology experiencing softer than expected overall market demand for their portable audio digital players in the period. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes. Revenues from G.M.I. Technology, a distributor located in Hong Kong and Taiwan, increased from 19.5% to 21.1% of total revenues during the three months ended June 30, 2004 and 2005, respectively. This increase was primarily due to G.M.I. Technology growing their business in China. Revenues from Holystone Enterprise, a distributor located in Taiwan, decreased to less than 10% of total revenues during the three months ended June 30, 2005 from 18.4% during the three months ended June 30, 2004, primarily due to increases in our direct sales to customers as well as customers who use our portable audio SoCs being served by other distributors in geographic regions such as China and South Korea.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 55.4% for the three months ended June 30, 2005 compared with 54.2% for the three months ended June 30, 2004. The increase in gross margin was primarily due to a favorable product mix, a shift to direct customers, and a reduction in manufacturing costs, which included both lower wafer costs, lower test costs and improved manufacturing yields. The favorable product mix resulted from increased revenues from sales of our portable audio SoCs into the mainstream segment of the portable compressed audio market as a percentage of total revenues, as the gross margin from these products is generally higher than from the value segment of the market. We expect our gross margins for the third quarter of 2005 to be slightly lower than those achieved during the previous two quarters. However, increased competition could adversely impact our pricing, particularly in the portable compressed audio player market, which could adversely impact our gross margins to a greater extent.

Research and Development. Research and development expenses increased to $12.9 million, or 18.5% of revenues, for the three months ended June 30, 2005 from $7.2 million, or 19.6% of revenues, for the three months ended June 30, 2004. This dollar increase of 79.8% was primarily due to increases in our engineering headcount, including independent contractors, as well as increases in the costs of design tools and mask sets. Such headcount increases were primarily to support hardware and software development on our latest portable audio SoCs, the STMP 36XX families of products, audio codecs targeted for applications in the PC market, including the Intel High Definition Audio standard, a new digital FM tuner product, and various USB peripheral ICs, as well as development efforts on new audio products for PC and consumer applications. This increased research and development spending has resulted in substantial progress on or completion of the design of these products and the creation of several patentable inventions, enabling us to identify additional U.S. patent applications covering inventions made during the STMP 36XX and digital FM tuner design processes. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in revenue.

Selling, General and Administrative. Selling, general and administrative expenses increased to $9.3 million, or 13.4% of revenues, for the three months ended June 30, 2005 from $3.6 million, or 9.9% of revenues, for the three months ended June 30, 2004. This dollar increase of 158.8% was due to increases in sales, marketing, and administrative personnel including a substantial increase in personnel located in the Asia-Pacific region. The increase was also due to increased lease expenses relating to office space both domestically and internationally, as well as increases in legal expenses related to setting up our international subsidiaries and defending our patents. We expect that selling, general and administrative expenses will increase in absolute dollars in future periods as we continue to increase our staffing and customer support and associated costs, but such expenses will fluctuate as a percentage of revenues due to changes in revenues.

Amortization of Deferred Stock-Based Compensation. We record deferred stock-based compensation for the difference between the exercise price of option grants and the fair value of our common stock at the time of such grants which resulted in amortization expense of $0.2 million and $0.4 million for the three months ended June 30, 2005, and 2004, respectively.

Interest Income. Interest income increased to $1.2 million for the three months ended June 30, 2005 from $0.3 million for the three months ended June 30, 2004. This was due to increased income earned on our cash balances and investments in short-term marketable securities.

Income Taxes. Our income tax expense increased to $6.4 million for the three months ended June 30, 2005 from $0.2 million for the three months ended June 30, 2004. This was primarily due to increased income before taxes, as well as an increase in our effective tax rate. Our effective tax rate for the three months ended June 30, 2005 was 37%. This estimate differed from the statutory rate primarily due to an adjustment to increase our estimate of the effective tax rate for the full year ended December 31, 2005 to 35%. Our effective tax rate for the three months ended June 30, 2004 was 2%. This estimate differed from the statutory rate primarily due to our anticipated reduction in our deferred tax asset valuation allowance attributable to the utilization of loss carryforwards.

Comparison of Six Months Ended June 30, 2005 to Six Months Ended June 30, 2004

Revenues. Revenues for the six months ended June 30, 2005 were $168.9 million compared to $68.1 million for the six months ended June 30, 2004, an increase of 148%. This increase was due to an increase in revenues from all of our product lines—portable audio SoCs, audio codecs and USB peripheral ICs. The increase in revenues from our portable audio SoCs was due to the continued growth of the emerging portable compressed audio player market and our favorable competitive position within that market. Revenues from our portable audio SoCs were 94.3% of total revenues for the six months ended June 30, 2005. Our favorable competitive position in this market is primarily due to our integration of analog and digital components onto a single IC, and the resulting small form factor, low power consumption, and overall low cost to our customers. The increase in revenues from audio codecs was due to increased sales to PC manufacturers and their ODMs partially offset by decreased sales to sound card manufacturers.

Revenues from G.M.I. Technology, our largest distributor, located in Hong Kong and Taiwan, increased by $15.6 million from $12.8 million in the six months ended June 30, 2004, and decreased to 16.8% of total revenues during the six months ended June 30, 2005 from 18.8% of revenues during the six months ended June 30, 2004. This increase from year to year was due to G.M.I. Technology growing its business in China.

Direct revenues from ASUSTEK Computer, Inc., an original design manufacturer, or ODM, based in Taiwan, which manufactures products for Apple and other companies, increased to 19.9% of total revenues during the six months ended June 30, 2005 from less than 10% of total revenues during the six months ended June 30, 2004 due primarily to increased purchases of our portable audio SoCs.

Revenues from Holystone Enterprise, one of our distributors located in Taiwan, decreased by $0.2 million from $14.8 million in the six months ended June 30, 2004, and decreased to 8.6% of total revenues during the six months ended June 30, 2005 from 21.7% during the six months ended June 30, 2004 due to stronger demand for our portable audio SoCs in geographic regions such as China and South Korea. Sales to Creative Technology, an affiliate, increased to 13.6% of total revenues during the six months ended June 30, 2005 from 13.3% during the six months ended June 30, 2004 due to an increase in their purchases of our portable audio SoCs. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 56.6% for the six months ended June 30, 2005 compared with 53.7% for the six months ended June 30, 2004. The increase in gross margin was primarily due to a favorable product mix and a reduction in manufacturing costs, which included both lower wafer costs, lower test costs and improved manufacturing yields. The favorable product mix resulted from increased revenues from our portable audio SoCs and USB peripheral ICs, as a percentage of total revenues, as the gross margin from these products is generally higher than from our audio codecs. Also, the increase in revenues of our STMP 35XX family of products caused higher overall margins for our portable audio SoC’s. We expect our gross margins for the third quarter of 2005 to be slightly lower than those achieved during the first half of 2005. However, increased competition could adversely impact our pricing, particularly in the portable compressed audio player and USB peripherals markets, which could adversely impact our gross margins.

Research and Development. Research and development expenses increased to $24.8 million, or 14.7% of revenues, for the six months ended June 30, 2005 from $13.3 million, or 19.5% of revenues, for the six months ended June 30, 2004. This dollar increase of 86.8% was primarily due to increases in our engineering headcount, including independent contractors, as well as increases in the costs of design tools and mask revisions. Such increases were primarily to support hardware and software development on our latest portable audio SoCs, the STMP 35XX and STMP 36XX families of products, and audio codecs targeted for applications in the PC market, including the Intel High Definition Audio standard. This increased research and development spending has resulted in substantial progress on or completion of the design of these products and the creation of several patentable inventions, enabling us to identify additional U.S. patent applications covering inventions made during the STMP 35XX and STBD 2010 design processes. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in revenue.

Selling, General and Administrative. Selling, general and administrative expenses increased to $16.4 million, or 9.7% of revenues, for the six months ended June 30, 2005 from $6.5 million, or 9.5% of revenues, for the six months ended June 30, 2004. This dollar increase of 152.8% was due to increases in sales, marketing, and administrative personnel, as well as increases in legal expenses related to setting up our international subsidiaries and protecting our intellectual property and increases in commissions paid to independent sales representatives due to our revenue growth. We expect that selling, general and administrative expenses will increase in absolute dollars in future periods as we continue to increase our staffing and customer support and associated costs, but such expenses will fluctuate as a percentage of revenues due to changes in revenues.

Amortization of Deferred Stock-Based Compensation. We record deferred stock-based compensation for the difference between the exercise price of option grants and the fair value of our common stock at the time of such grants which resulted in amortization expense of $0.4 million and $1.4 million for the six months ended June 30, 2005, and 2004, respectively.

Interest Income. Interest income increased to $2.1 million for the six months ended June 30, 2005 from $0.7 million for the six months ended June 30, 2004. This was due to increased income earned on our cash balances and investments in short-term marketable securities since the completion of our initial public offering in September 2004.

Income Taxes. Income tax expense increased to $19.6 million for the six months ended June 30, 2005 from $0.3 million for the six months ended June 30, 2004. This was due to an increase in income before income taxes to $56 million for the six months ended June 30, 2005 compared to $16.1 million for the six months ended June 30, 2004. Our effective tax rate was 35% and 2% for the six month periods ended June 30, 2005 and 2004, respectively. Our effective tax rate for the period ended June 30, 2004 is less than the statutory rate on taxable income due to the a reduction in the Company’s deferred tax asset valuation allowance attributable to the utilization of loss carryforwards.

Liquidity and Capital Resources

As of June 30, 2005, we had $178.6 million in cash, cash equivalents and short-term investments. Our short-term investments consist primarily of corporate, state and municipal securities.

Net cash provided by operating activities was $41.4 million and $16.1 million for the six months ended June 30, 2005 and 2004, respectively. The improvement in our operating cash flows is primarily the result of increased revenues, gross margins and net income. Our accounts receivable increased $6.1 million and $3.2 million during the six months ended June 30, 2005 and 2004, respectively. These changes are due to increases in revenues, the timing of customer payments, and a shift in our revenue base from sales primarily to distributors in the 2004 period to sales primarily to direct customers in the 2005 period. More of our business has shifted to direct customers and our direct customers generally require longer payment terms. Our inventories increased $7.5 million and $6.6 million during the six months ended June 30, 2005 and June 30, 2004, respectively. This increase in inventories is required to support the increase in demand for our products during the second and third quarters of 2005. Our reserve for slow-moving and obsolete inventory as a percentage of total inventory was 8.3% and 9.5% as of June 30, 2005 and December 31, 2004, respectively. We monitor and analyze our inventory for obsolescence and adjust this reserve accordingly. Although the reserve decreased as a percentage of total inventory, it increased by $0.2 million and $0.3 million for the six month period ended June 30, 2005 and June 30, 2004, respectively. This change in the 2005 period was due to additional reserve of $0.8 million for obsolescence offset by scrap and sales of items which had previously been reserved of $0.6 million. Our accounts payable decreased $1.2 million and increased $3.1 million during the six months ended June 30, 2005 and 2004, respectively. These changes generally relate to increases in our inventories and the timing of payments to our vendors. Our deferred revenue increased $1.2 million and $2.9 million during the six months ended June 30, 2005 and June 30, 2004, respectively, due to increases in our products held at distributors to enable them to meet increased customer demand for our products.

Our investing activities provided cash of $2.3 million and used cash of $48.3 million during the six month periods ended June 30, 2005 and June 30, 2004, respectively. Investing activities primarily represented purchases of capital equipment and purchases and proceeds from maturities of short-term investments.

Capital expenditures were $7.3 million and $6.6 million during the six months ended June 30, 2005 and 2004, respectively. These expenditures were incurred primarily for the purchase of engineering tools, computer equipment, software, office equipment, and leasehold improvements related to our office relocation in Austin, Texas and our new office openings internationally. Research and development resources are required to develop and expand our core technologies and proprietary product offerings. Our research and development expenses were $24.8 million and $13.3 million during the six months ended June 30, 2005 and 2004, respectively. These expenditures resulted in the enhancement of our product offerings, technological know how and inventions that have yielded several U.S. patents and pending U.S. patents. We expect to continue to incur significant research and development expenses and will fund these expenses with operating cash flow and existing cash balances.

Our financing activities provided cash of $3 and $8.4 million during the six months ended June 30, 2005 and 2004, respectively. On February 18, 2004, we completed a follow-on equity offering and received $5.3 million of net offering proceeds. We also received $2.1 million in proceeds from the exercise of employee stock options during each of the six months ended June 30, 2005 and 2004 and $0.9 million from the purchase of stock under our Employee Stock Purchase Plan during each of the six months ended June 30, 2005 and 2004. These proceeds were invested in short-term, investment grade, interest bearing instruments, pending their use to fund working capital, acquisitions, and capital expenditures as required.

The fair value of our investments in marketable securities at June 30, 2005 was $117 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds.

We believe our existing cash balances and short-term investments, together with cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

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

The determination of the provision for income taxes requires the Company to take positions on certain issues where there is uncertainty in the application of the tax law. The provision for income taxes includes amounts intended to satisfy unfavorable adjustments by the Internal Revenue Service and other tax authorities in an examination of the Company’s income tax returns. The ultimate resolution of these uncertainties may result in an assessment that is materially different from the current estimate of the liability and may result in income tax benefits or expenses being recognized in a future period.

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

In December 2004, the FASB released its final revised standard, SFAS No. 123R, Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. A public entity will initially measure the cost of liability based service awards based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for annual periods beginning after June 15, 2005. The Company is evaluating SFAS 123R and believes it will have a material adverse effect on the Company’s financial position, results of operations and cash flows.

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement redefines restatements as the revising of previously issued financial statements to reflect the correction of an error. SFAS 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2005 and for the three and six month periods then ended contained elsewhere in this Form 10-Q.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing the income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on our interest income. As of June 30, 2005, all of our investments were in money market accounts or investment grade securities.

Foreign Currency Risks

The Company is exposed to foreign currency fluctuations. Sales and inventory purchases made by the Company and its subsidiaries are denominated in U.S. dollars. A small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are deemed to be immaterial to us as a whole.

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

Most of our key products have only been sold in significant quantities for a short time. For example, our STMP 3410 portable audio SoC was introduced in the fourth quarter of 2001 but did not begin shipping in significant quantities until the second quarter of 2002, and production volumes of our STMP 35XX family of portable audio SoC products began shipping in the fourth quarter of 2003. Sales of both the STMP 3410 and the STMP 35XX family of products are highly dependent upon continued acceptance of portable MP3 music players by consumers. Since we cannot accurately monitor sell-through of our ultimate end customers’ MP3 players which contain our portable audio SoCs, it is possible that some of these products may not be selling through. As a result, our customers could experience inventory growth that could cause them to purchase fewer products from us or seek to return products to us in the future. There can be no assurance that our customers have not or will not place orders in excess of their requirements in response to actual or perceived shortages in the supply of our ICs. In such event, it will be more difficult for us to forecast our future revenues and budget our operating expenses, and our operating results would be adversely affected to the extent such excess orders are cancelled or rescheduled. We have limited historical financial data from which to predict our future sales and operating results for our portable audio SoCs and other key products that we have recently introduced. Our limited operating experience with these products, combined with the rapidly evolving nature of the markets in which we sell our products, including decreases in the overall average selling prices of our products, and other factors which are beyond our control, limit our ability to accurately forecast quarterly or annual sales. Because most of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall in sales. We are currently expanding our staffing and increasing our expenditures to support future growth. If our growth does not materialize, our operating results would be adversely impacted.

We do not expect to sustain our recent growth rate.

Due primarily to increased sales of our portable audio SoCs, we have experienced significant revenue growth and have gained significant market share in a relatively short period of time. Specifically, our annual revenues increased from $30.9 million in 2002 to $100.2 million in 2003 and to $194.8 million in 2004. Revenues increased from $68.1 million for the six months ended June 30, 2004 to $168.9 million for the six months ended June 30, 2005. However, we do not expect similar revenue growth or market share gains in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

We have incurred losses in prior periods and may incur losses in the future.

Although we had net income of $36.4 million for the six months ended June 30, 2005 and $52.6 million and $10.0 million for the years ended December 31, 2004 and 2003, respectively, we incurred net losses of approximately $8.3 million and $18.4 million for the years ended December 31, 2002, and 2001, respectively. Despite realizing net income in the six months ended June 30, 2005 and in the years ended December 31, 2004 and 2003, we may incur losses in the future. We expect our operating expenses to increase as we pursue our strategic objectives. Our results of operations for the six months ended June 30, 2005 include a non-cash charge of approximately $418,000 related to stock based compensation, and our results of operations for the year ended December 31, 2004 include a non-cash charge of $2.2 million related to stock based compensation. We will continue to incur stock-based compensation in the future as a result of past and potentially future option grants. Further, under the recently issued Financial Accounting Standard Board Statement No. 123R, we will be required to apply certain expense recognition provisions for annual periods beginning after June 15, 2005 to share-based payments to employees using the fair value method, which expense recognition will reduce our profitability and could cause us to again incur net losses on a quarterly or annual basis. Our ability to maintain profitability depends on the rate of growth of our target markets, the continued market acceptance of our customers’ products, the competitive position of our products, and our ability to develop new products. Even though we have achieved profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

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

For the six months ended June 30, 2005 and 2004, sales to our top five customers accounted for approximately 67.1% and 74.4%, respectively, of our revenues. Our operating results in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our ICs. Our revenues would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers who place large orders, would harm our financial performance. Because our sales are made by means of standard purchase orders rather than long term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

We rely on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these sales channels, our revenues would likely decline.

Sales to a small number of distributors generate a significant amount of our revenues. Our sales through distributors accounted for 47.4% and 70.0% of our revenues for the six months ended June 30, 2005 and 2004, respectively. Our sales to G.M.I. Technology, a distributor, accounted for 16.8% and 18.8% of our revenues in the six months ended June 30, 2005 and 2004, respectively, and our sales to Holystone Enterprise, also a distributor, accounted for 8.6% and 21.7% of our revenues in the six months ended June 30, 2005 and 2004, respectively. Despite the decreases as a percentage of total revenues, the dollar amount of our products sold through distributors is significant. If G.M.I. Technology, Holystone Enterprise or our other distributors were to materially reduce their purchases from us, our business, financial condition and results of operations would suffer.

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

We derive a substantial portion of our revenues from a limited number of products that are used in consumer electronic devices. The consumer electronics market is characterized by intense competition, rapidly evolving technology, and ever-changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles and significant price competition. The dynamic nature of this market limits our, as well as our customers’, ability to accurately forecast quarterly and annual sales. If we, or our customers, are unable to manage product transitions, our business and results of operations could be negatively affected. For example, if our customers were to transition from one type of flash memory to another type and our product is not compatible with the new type of flash memory, sales of our ICs would be adversely affected if we were unable to update our product in a timely manner. Further, our customers may choose to replace our products with products of our competitors if we fail to implement our new products within the time constraints. In addition, we are subject to the risk of price volatility and supply problems with other components of the end products of our customers. For example, if our customers could not obtain sufficient supplies of flash memory or hard disk drives, key components in many portable compressed audio players, the sales of our products that are also included in such devices would be adversely affected. Furthermore, continuing technological advancement in consumer electronic devices, which is a significant driver of customer demand, is largely beyond our control.

The expansion of the consumer electronics market, in general, and the demand for MP3 products in particular, may be adversely impacted by the enforcement of limits on file sharing and downloadable music. The major record labels have complained about consumers downloading music off of the Internet without paying any fees or royalties to the owners of that music. In particular, the Recording Industry Association of America, a recording industry trade group, has sued numerous individuals who illegally distribute copyrighted songs over the Internet. If the record labels, other music producers, or other parties are successful in limiting the ability of consumers to obtain free music on the Internet, the demand for consumer electronic devices such as MP3 players that use our ICs may decline. Any decline in consumer spending, whether relating to general economic conditions, future terrorist attacks or disease outbreaks, such as bird flu and Severe Acute Respiratory Syndrome, or SARS, could also limit the expansion of the consumer electronics market, thus adversely affecting our business.

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

A significant portion of our sales to manufacturers of compressed digital audio players occur in China and South Korea, two countries that could be experiencing a slowdown in economic growth. During the six months ended June 30, 2005, 33.0% of our sales occurred in China and 4.3% of our sales occurred in South Korea. While we cannot precisely determine the percentage of worldwide end user purchases of compressed digital audio players that occur in China and South Korea, some of our customers have indicated that the growth in their sales to end customers in China and South Korea will be slower than originally anticipated due to the overall slowdown in economic growth in those countries. Thus, our ability to increase revenues and grow our profits in the short term could be negatively impacted as a result of a slowdown in economic growth in China and South Korea.

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

Our sales cycles can take up to 12 months to complete and volume production of products that use our ICs can take an additional 3 to 6 months to be achieved, if at all. Sales cycles for our products are lengthy for a number of reasons:

•	our customers usually complete an in-depth technical evaluation of our products before they place a purchase order;

•	the commercial adoption of our products by OEMs and ODMs is typically limited during the initial release of their product to evaluate product performance and consumer demand;

•	new product introductions often center around key trade shows and failure to deliver a product prior to such an event can seriously delay introduction of a product; and

•	the development and commercial introduction of products incorporating new technology frequently are delayed.

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

Our recent revenue growth has been primarily from sales of our portable audio SoCs, which accounted for 89.3% of our revenues in the year ended December 31, 2004 and 94.3% of our revenues in the six months ended June 30, 2005. Our future success depends on our ability to develop successful new products in a timely and cost-effective manner. We are required to continually evaluate expenditures for planned product developments and choose among alternatives based upon our expectations of future market trends. We cannot assure you that we will be able to develop and introduce new or enhanced products in a timely and cost-effective manner or that our products will generate significant revenues. The development of our ICs is highly complex, and successful product development and market acceptance of our products depend on a number of factors, including:

•	our accurate prediction of the changing requirements of our customers;

•	our timely completion and introduction of new designs;

•	the ability to transition customers from one generation of our products to the next;

•	the availability of third-party manufacturing, assembly, and test capacity;

•	the ability of our foundries to achieve high manufacturing yields for our products;

•	our ability to transition to smaller manufacturing process geometries;

•	the quality, price, performance, power efficiency and size of our products and those of our competitors;

•	our management of our indirect sales channels;

•	our customer service capabilities and responsiveness;

•	the success of our relationships with existing and potential customers; and

•	changes in industry standards.

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

Our products are designed to be foundry-portable. In general, each of our products is primarily manufactured at a single foundry. We provide these foundries with monthly rolling forecasts of our production requirements; however, the ability of each foundry to provide wafers to us is limited by the foundry’s available capacity. Moreover, the price of our wafers will fluctuate based on changes in available industry capacity. We do not have long term supply contracts with any of our foundries. Therefore, our foundry suppliers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. Accordingly, we cannot be certain that our foundries will allocate sufficient capacity to satisfy our requirements. If we are not able to obtain foundry capacity, as required, our relationships with our existing customers would be harmed and our sales would likely decline.

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

Our third-party foundries, other subcontractors and many of our customers and end customers are located in the Pacific Rim, an area subject to significant earthquake risk and adverse consequences related to the outbreak of bird flu, SARS, other public health concerns and other factors that could negatively impact our third-party foundries or customers.

All of the principal foundries that manufacture our products and all of the principal subcontractors that assemble, package, and test our products are located in South Korea, Singapore, Hong Kong, or Taiwan. Many of our customers are also located in these areas. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake or other natural disaster near these foundries or subcontractors could result in damage, power outages and other disruptions that impair their production and assembly capacity. Any disruption resulting from earthquakes; other natural disasters or other events that would disrupt or impair our foundries’ production and assembly capacity could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling, packaging or production testing from the affected contractor to another third-party vendor. While we have some foundry capacity in the United States, we may not be able to increase our foundry capacity in the United States, or obtain other alternate foundry capacity on favorable terms, if at all. The 2003 outbreak of SARS curtailed travel to and from certain countries (primarily in the Asia-Pacific region) and limited travel and shopping within those countries and any future outbreaks of SARS, bird flu, or other public health concerns could have similar consequences. In addition, outbreaks of disease or other disasters could limit consumer demand for our ICs or the products that use our ICs.

Our recent expansion, including recent acquisitions, has placed a significant strain on our management, personnel, systems and resources, and the continued success of our business depends on our ability to successfully manage any future expansion.

Our business has expanded rapidly, and we expect that further expansion will be required to address the potential growth in our customer base. We have expanded our business through acquisitions, opening international locations and through increasing headcount, both domestically and internationally. This expansion has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and resources. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan or respond to competitive pressures. To successfully manage our growth, we believe we must effectively:

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

We have in the past and may in the future experience significant period-to-period fluctuations in our revenues and operating results due to a number of factors, including:

•	the timing and volume of purchase orders and cancellations from our customers;

•	the rate of acceptance of our products by our customers;

•	the rate of growth of the market for analog-intensive, mixed-signal ICs;

•	fluctuation and seasonality in demand for our products;

•	increases in prices charged by our foundries and other third-party subcontractors;

•	decreases in the overall average selling prices of our products;

•	the availability of third-party foundry capacity;

•	the availability of components used in our customers’ products, such as flash memory or hard disk drives, which are key components in many portable compressed audio players;

•	fluctuations in manufacturing yields;

•	the difficulty of forecasting and managing our inventory and production levels;

•	the rate at which new markets emerge for products we are currently developing or our ability to develop new products;

•	our involvement in litigation;

•	cost associated with acquisitions;

•	natural disasters, particularly earthquakes, or disease outbreaks, such as the recent outbreaks of bird flu and SARS, affecting countries in which we conduct our business or in which our products are manufactured, assembled, or tested;

•	changes in our product mix; and

•	the evolution of industry standards.

Any variations in our quarter-to-quarter performance may cause our stock price to fluctuate. It is likely that in some future period our operating results will be below the expectations of public market analysts or investors. If this occurs, our stock price may drop, perhaps significantly.

The average selling prices of our products could decrease rapidly which may negatively impact our revenues and gross profits.

We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices, particularly for portable audio SoCs. We have reduced the average unit price of our products in anticipation of or in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. If we are unable to offset any such reductions in our average selling prices by increasing our sales volumes and reducing production costs, our gross profits and revenues will suffer. To maintain our gross profit percentage, we will need to develop and introduce new products and product enhancements on a timely basis and continually reduce our costs. Our failure to do so would cause our revenues and gross profit percentage to decline.

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

We rely heavily on the services of our key employees, including Ronald Edgerton, our Chief Executive Officer. In addition, our analog designers and other key technical personnel represent a significant asset and serve as the source of our technological and product innovations. We believe our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled managerial, engineering and sales and marketing personnel. Any of our current employees may terminate their employment with us at any time. The competition for such personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth. The loss of any of our key employees or our inability to attract or retain qualified personnel, including engineers, could delay the development and introduction of our products, which may also negatively impact our ability to sell them.

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

In the third quarter of 2004, we established an international subsidiary and opened an office in Hong Kong. In March and June of 2005, we opened branch or liaison offices of our Hong Kong subsidiary in Taipei, Taiwan and Shenzhen, China, respectively. We also recently established international subsidiaries and opened offices in Singapore and Seoul, South Korea. In connection with our acquisition of certain assets from D&M Holdings, Inc. in July 2005, we also established an international subsidiary and opened on office in Cambridge, England. The percentage of our revenues, from customers located outside of the U.S., were 97.6% for the six months ended June 30, 2005 and 99.8% for the six months ended June 30, 2004. We plan to expand our international sales and operations activities, but may not be able to maintain or increase international market demand for our products. Our international sales and operations are subject to a number of risks, including:

•	increased complexity and costs of managing international sales and operations;

•	protectionist laws and business practices that favor local competition in some countries;

•	multiple, conflicting and changing laws, regulations and tax schemes;

•	longer sales cycles;

•	public health concerns, such as the SARS outbreak in 2003 and the bird flu outbreak in 2004 and 2005, and natural disasters, such as the tsunamis in 2004;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	foreign currency exchange rate fluctuations

•	difficulties with financial reporting in foreign countries

•	political and economic instability; and

•	difficulties and costs in staffing and managing international operations, as well as cultural differences.

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

In recent years, there has been significant litigation in the U.S. involving patents and other intellectual property rights in the semiconductor industry. In the past, we have found it necessary to engage in litigation to enforce and defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. For example, in 2000, we settled a patent infringement and trade secret claim filed by Cirrus Logic related to our audio codec products. Most recently, we filed a lawsuit against Actions Semiconductor and requested the United States International Trade Commission to initiate an investigation against Actions Semiconductor’s products, in both instances seeking to halt Actions’ infringement of our intellectual property rights. We believe future litigation involving intellectual property could occur.

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

Any acquisitions we make could disrupt our ongoing business and may harm our financial condition or present risks not contemplated at the time of the transaction.

As part of our growth and product diversification strategy, we continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. The acquisition of certain assets from D&M Holdings, Inc., the contemplated Protocom acquisition and other acquisitions that we may potentially make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

•	problems integrating the acquired operations, technologies or products with our existing business and products;

•	diversion of management’s time and attention from our core business;

•	need for financial resources above our planned investment levels;

•	difficulties in retaining business relationships with suppliers and customers of the acquired company;

•	risks associated with entering markets in which we lack prior experience;

•	risks associated with the transfer of licenses of intellectual property;

•	acquisition-related disputes, including disputes over earn-outs and escrows;

•	potential loss of key employees of the acquired company; and

•	potential impairment of related goodwill and intangible assets.

Future acquisitions also could cause us to incur debt or contingent liabilities or cause us to issue equity securities that could negatively impact the ownership percentages of existing stockholders.

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

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, under the recently issued FASB Statement No. 123R, we will be required to apply certain expense recognition provisions for annual periods beginning after June 15, 2005 to share-based payments to employees using the fair value method. This new accounting policy and any other changes in accounting policies in the future may result in significant accounting charges.

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

Item 4: Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management, with the participation of the CEO and CFO of our Company, has evaluated any changes in our Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, including the CEO and CFO of our Company, have concluded that there has been no change in our Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Many participants in the semiconductor industry have a significant number of patents and have frequently demonstrated a willingness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims have led to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets, or invalidity of our patents will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not materially and adversely affect our business, financial condition and results of operations. As of June 30, 2005, we were party to the following legal proceeding:

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

In addition, on March 14, 2005, we filed a complaint requesting that the U.S. International Trade Commission (the “ITC”) initiate an investigation of Actions Semiconductor Company, Ltd., for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain audio processing integrated circuits and other products containing these audio processing ICs. In our complaint, as amended, we asked the ITC to investigate whether certain Actions Semiconductor products infringe on one or more of the claims of U.S. Patent Nos. 6,137,279, 6,633,187, and 6,366,522. On April 18, 2005, the ITC instituted an investigation into Actions Semiconductor’s actions based on our allegations. With respect to all of the patents, we are seeking a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate.

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

As of June 30, 2005, we used the net proceeds of the offering as follows:

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

(c) Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On April 21, 2005, we held our Annual Meeting of Stockholders. The matters voted upon at the meeting and the results of those votes were as follows:

1. Election of Class II Directors

	Total Vote For Each Director	Total Vote Withheld From Each Director
Alexander M. Davern	28,286,925	1,656,879

Robert T. Derby	29,265,210	678,594

The terms of our Class I directors, Ronald P. Edgerton and William P. Osborne, and our Class III directors, John A. Hime and Kenneth P. Lawler, continued after the meeting.

2. Approval of amendments to the SigmaTel, Inc. 2003 Equity Incentive Plan (the “Plan”) to (i) increase by 2,500,000 the maximum number of shares of common stock that may be issued under the Plan, (ii) reduce to 500,000 (from 1,000,000 as originally approved by stockholders) the number of shares which may be issued pursuant to any stock purchase right, stock bonus, restricted stock unit, performance share or performance unit, and (iii) approve certain provisions of the Plan solely for the purpose of preserving our ability to deduct in full for federal income tax purposes the compensation recognized by our executive officers in connection with certain awards that may be granted in the future under the Plan

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
20,363,176	4,550,915	111,785	4,917,928

Item 5. Other Information

(a)	Not applicable

(b)	Not applicable

Item 6. Exhibits

See Exhibit Index

SIGMATEL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATEL, INC.

Dated: August 9, 2005	By:	/s/ Ross A. Goolsby
Ross A. Goolsby
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number
3.1(1)	Second Restated Certificate of Incorporation of SigmaTel, Inc.

3.2(2)	Amended and Restated Bylaws of SigmaTel, Inc.

4.1(2)	Specimen certificate for shares of common stock

10.1(3)	SigmaTel, Inc. 2003 Equity Incentive Plan (including forms of standard option agreements for employees and directors)

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to Exhibit 3.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(3)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 25, 2005.