Form 10-Q
period 2005-09-30
SIGMATEL INC
filed 2005-11-10
CIK 1043639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 37,386,332 as of November 1, 2005.

SIGMATEL, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SIGMATEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$49,427	$27,246
Short-term investments	57,864	114,451
Accounts receivable, net	51,896	34,195
Inventories, net	18,030	19,411
Income tax receivable	3,411	—
Deferred tax asset, net	624	7,613
Prepaid expenses and other assets	5,894	4,241

Total current assets	187,146	207,157
Property, equipment and software, net	13,913	7,116
Intangible assets, net	33,650	4,357
Goodwill	78,900	—
Other assets	1,601	1,285

Total assets	$315,210	$219,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,896	$23,016
Accrued compensation	4,577	3,884
Other accrued expenses	6,698	2,698
Deferred revenue	7,128	7,286
Current portion of long-term obligations	722	1,223

Total current liabilities	53,021	38,107
Non-current income taxes payable Other liabilities	6,816 2,247	— 892

Total liabilities	62,084	38,999

Stockholders’ equity:
Common stock, $0.0001 par value; 170,000 shares authorized; shares issued and outstanding: 37,428 and 37,338 at 2005 and 35,205 and 35,115 at 2004, respectively	4	4
Additional paid-in capital	217,597	173,480
Notes receivable from stockholders	(5)	(7)
Deferred stock-based compensation	(4,326)	(1,278)
Treasury stock, 90 common shares at cost	(741)	(741)
Accumulated surplus	40,691	9,458
Accumulated other comprehensive loss	(94)	—

Total stockholders’ equity	253,126	180,916

Total liabilities and stockholders’ equity	$315,210	$219,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGMATEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues, net	$73,540	$48,112	$242,450	$116,220
Cost of goods sold (1)	36,182	22,033	109,475	53,595

Gross Profit	37,358	26,079	132,975	62,625
Operating Expenses:
Research and development (1)	28,427	8,603	53,187	21,856
Selling, general and administrative (1)	10,653	3,964	27,093	10,466
Amortization of deferred stock-based compensation	383	424	801	1,821

Total operating expenses	39,463	12,991	81,081	34,143

Operating income (loss)	(2,105)	13,088	51,894	28,482
Other income:
Interest income, net	1,156	443	3,223	1,121
Foreign exchange gain (loss)	13	—	(30)	—

Total other income	1,169	443	3,193	1,121

Income (loss) before income taxes	(936)	13,531	55,087	29,603
Income tax benefit (expense)	(4,257)	3,787	(23,854)	3,467

Net income (loss)	$(5,193)	$17,318	$31,233	$33,070

BASIC NET INCOME (LOSS) PER SHARE	$(0.14)	$0.50	$0.87	$0.95

DILUTED NET INCOME (LOSS) PER SHARE	$(0.14)	$0.46	$0.83	$0.87

WEIGHTED AVERAGE SHARES USED TO COMPUTE:
Basic net income (loss) per share	36,267	34,538	35,793	34,725
Diluted net income (loss) per share	36,267	37,382	37,690	38,013

(1)	Amounts exclude amortization of deferred stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Cost of goods sold	$9	$19	$25	$87
Research and development	255	264	505	1,150
Selling, general & administrative	119	141	271	584

Total	$383	$424	$801	$1,821

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGMATEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$31,233	$33,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,361	3,567
Amortization of deferred stock-based compensation	801	1,821
Deferred income taxes	6,643	(9,587)
Lease abandonment adjustments	(542)	—
Tax benefit related to exercise of employee stock options	6,981	5,794
Other non-cash (benefit) expense	(160)	440
Acquired in-process research and development	11,410	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	(14,837)	(11,478)
Inventories, net	3,512	(3,687)
Prepaid expenses and other assets	(1,246)	(3,078)
Accounts payable	7,266	4,601
Accrued expenses	(389)	1,467
Income taxes payable	4,148	—
Deferred revenue and other liabilities	(3,943)	2,682

Net cash provided by operating activities	56,238	25,612

Cash flows from investing activities:
Proceeds from maturities of short-term investments	159,256	63,251
Purchases of short-term investments	(102,799)	(94,369)
Purchases of property, equipment, software and intangible assets	(11,224)	(7,509)
Acquisition of businesses, net of cash acquired	(83,266)	—

Net cash used in investing activities	(38,033)	(38,627)

Cash flows from financing activities:
Payments on capital lease obligations	(42)	(35)
Proceeds from notes receivable from stockholders	2	109
Proceeds from issuance of common stock, net of issuance costs	4,060	9,511
Purchases of treasury stock	—	(21,021)

Net cash provided by (used in) financing activities	4,020	(11,436)

Effect of exchange rate changes on cash	(44)	—

Net increase (decrease) in cash and cash equivalents	22,181	(24,451)
Cash and cash equivalents, beginning of period	27,246	61,841

Cash and cash equivalents, end of period	$49,427	$37,390

Supplemental disclosure of non-cash activity:
Stock issued for acquisition of business	$28,179	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGMATEL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SigmaTel, Inc. and its wholly owned subsidiaries (the “Company”). The statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements. Certain reclassifications have been made to all periods presented in the condensed consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on the results of operations or stockholders’ equity. In the opinion of management, all adjustments and reclassifications considered necessary for a fair statement have been included and are of a normal recurring nature. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2.	Significant Accounting Policies

For a description of what the Company believes to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our most recently filed Form 10-K with the Securities and Exchange Commission.

Goodwill

Goodwill is tested for impairment on an annual basis in the fourth quarter, and in the interim if events and circumstances indicate that goodwill may be impaired. Impairment of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Aggregate goodwill acquired during the three and nine months ended September 30, 2005 was $78.9 million and zero for the three and nine months ended September 30, 2004.

Acquired In-Process Research and Development (“IPR&D”)

When we acquire another entity, the purchase price is allocated, as applicable, between net tangible assets, IPR&D, other identifiable intangible assets, and goodwill. Our policy defines IPR&D as the value assigned to those projects for which the related products have not reached technological feasibility and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires the Company to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition, in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility. Acquired IPR&D was $11.4 million for the three and nine months ended September 30, 2005 and zero for the three and nine months ended September 30, 2004. The IPR&D charge is reflected in research and development operating expenses in the condensed consolidated statements of operations.

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

SIGMATEL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	($5,193)	$17,318	$31,233	$33,070
Add: Stock-based employee compensation expense recognized in net income (loss), net of related income tax effects	249	424	521	1,821
Deduct: Stock-based employee compensation expense determined under the fair value based method for all employee awards, net of related income tax effects	(3,570)	(1,106)	(9,148)	(4,048)

Pro forma net income (loss)	($8,514)	$16,636	$22,606	$30,843

Pro forma basic net income (loss) per share, as adjusted	($0.23)	$0.48	$0.63	$0.89

Pro forma diluted net income (loss) per share, as adjusted	($0.23)	$0.45	$0.61	$0.81

SIGMATEL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock, including options, warrants, and common stock subject to repurchase.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	($5,193)	$17,318	$31,233	$33,070

Denominator:
Weighted-average common stock outstanding	36,382	34,577	35,847	34,776
Less: weighted-average shares subject to repurchase	(115)	(39)	(54)	(50)

Weighted-average shares used in computing basic net income (loss) per share	36,267	34,538	35,793	34,725
Dilutive potential common shares used in computing diluted net income (loss) per share	—	2,844	1,897	3,288

Total weighted-average number of shares used in computing diluted net income (loss) per share	36,267	37,382	37,690	38,013

Weighted-average anti-dilutive potential shares have been excluded, as the exercise price of the underlying stock options exceeded the average market price of the stock during the respective periods or as a result of the Company’s net loss for the three months ended September 30, 2005. These excluded shares were approximately 4.8 million and 1.2 million for the three months ended September 30, 2005 and 2004, respectively, and 1.3 million and 0.6 million for the nine months ended September 30, 2005 and 2004, respectively. The Company issued approximately 1.6 million and 2.2 million shares of common stock during the three and nine months ended September 30, 2005, respectively. See Note 7 for a description of shares issued as a result of the acquisitions.

SIGMATEL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are comprised of net income (loss), foreign currency translation adjustments and unrealized loss on securities. Comprehensive income (loss) for the three and nine months ended September 30, 2005 and 2004 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Comprehensive income (loss):
Net income (loss)	($5,193)	$17,318	$31,233	$33,070
Foreign currency translation adjustments	(52)	—	(63)	—
Unrealized loss on securities	(31)	—	(31)	—

Total comprehensive income (loss)	($5,276)	$17,318	$31,139	$33,070

4.	Short-term Investments

Short-term investments at September 30, 2005 and December 31, 2004, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $57.9 million and $114.8 million, respectively. The fair values of these instruments are based on market interest rates and other market information available to management as of each balance sheet date presented.

Short-term investments consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Available-for-sale securities:
Commercial paper	$2,896	$7,628
U.S. agencies	4,881	14,985
Auction rate preferred	47,275	92,300
Corporate notes	5,741	9,972

Total investments	60,793	124,885
Unrealized loss on securities	(31)	—
Less: cash equivalents	(2,898)	(10,434)

	$57,864	$114,451

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at fair market value. As of September 30, 2005, $2.9 million of total liquid investments mature within three months; $10.6 million mature beyond three months but within one year and $47.3 million of investments have stated maturities beyond five years, but have interest rate maturities of less than thirty-five days.

SIGMATEL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.	Inventories

Inventories, net of reserve, consist of the following (in thousands):

	September 30, 2005	December 31, 2004
Work in process	$13,674	$9,433
Finished goods	4,356	9,978

	$18,030	$19,411

The Company’s reserve for slow-moving and obsolete inventory was approximately $2.2 million at September 30, 2005 and December 31, 2004. During the nine months ended September 30, 2005, total increases to the reserve were $1.2 million, which included $0.8 million of additional cost related to slow-moving or obsolete product, as well as $0.4 million in reserves relating to the acquired Oasis Semiconductor, Inc. (“Oasis”) inventory. The reserve decreased $1.2 million as a result of product movement and material scrapped.

SIGMATEL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.	Goodwill and Other Intangible Assets

As of September 30, 2005, SigmaTel, Inc. had goodwill in the amount of $78.9 million associated with the acquisitions of Oasis Semiconductor, Inc., Protocom Corporation, certain assets and intellectual property of D&M Holdings, Inc. and certain assets of Mooji Corporation Limited. These acquisitions were accounted for using the purchase method of accounting. See Note 7 for a description of the acquisitions. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company will assess the impairment of goodwill annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. Other intangible assets amounted to $33.7 million (net of accumulated amortization of $2.6 million) as of September 30, 2005 and relate to licenses to use intellectual property in manufacturing, patents, and other intangibles. Intangible asset amortization expense was $0.7 million and $0.3 million for the three months ended September 30, 2005 and 2004, respectively, and was $1.4 million and $0.7 million for the nine months ended September 30, 2005 and 2004, respectively. Estimated aggregate intangible asset amortization expense is expected to be $2.8 million for 2005 and $5.6 million for each of the fiscal years 2006 and 2007, $5.3 million in 2008, $4.5 million in 2009, and $4.0 million in 2010. The Company is amortizing intangible assets on a straight-line basis over their estimated useful lives. The weighted average useful life is generally 6 years for developed product technology, 9 years for customer relationships, 7 years for trademarks and trade names, 7 years for patents, and 5 years for licenses to manufacture. Goodwill and other intangible assets consist of the following (in thousands):

	September 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill	78,900	—	78,900	—	—	—
Other intangible assets subject to amortization:
Developed product technology	12,760	(233)	12,527	—		—
Customer relationships	13,227	(121)	13,106	—		—
Trademarks and trade names	1,700	(20)	1,680	—		—
Patents	1,719	(150)	1,569	370	(64)	306
Licenses to manufacture and other	6,860	(2,092)	4,768	5,235	(1,184)	4,051

	115,166	(2,616)	112,550	5,605	(1,248)	4,357

7.	Acquisitions

On July 1, 2005, the Company acquired assets related to the sale of SigmaTel products in Korea from its long-time Korean distributor, Mooji Corporation Limited (“Mooji”), for $1.9 million, including direct acquisition costs of approximately $0.2 million.

On July 26, 2005, the Company acquired certain assets, intellectual property and engineering resources associated with the Rio® portable audio product line from D&M Holdings, Inc. (“Rio”) for $10.2 million, including direct acquisition costs of approximately $0.2 million. $0.5 million of the acquisition consideration is being held in an escrow account for purposes of settling indemnification claims for the one-year period following the closing.

On August 24, 2005, the Company completed the acquisition of all of the issued and outstanding shares of Protocom Corporation (“Protocom”), a privately held provider of integrated circuits to the digital video camera market, for $18.8 million in cash and $28.2 million in the form of 1,437,304 shares of SigmaTel common stock. The Company incurred direct acquisition costs of approximately $0.9 million and recorded $4.2 million as the value assigned to the unvested Protocom stock options assumed which entitle the holders to receive up to 234,223 shares of the Company’s common stock upon vesting and exercise and will be amortized over the remaining vesting period of the related options. In connection with the acquisition, 239,550 of the shares issued as consideration in this acquisition were placed into an escrow account for purposes of settling indemnification claims for the one-year period following the closing. In accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, we have used $19.64 as the per share amount to value the common stock consideration paid to Protocom shareholders (representing the average of the closing prices of SigmaTel’s common stock for the three days before, after and on the merger agreement date of July 26, 2005), less $50 thousand, an estimate for the registration costs which have been included in transaction costs. The value of the unvested Protocom stock options assumed and the related deferred stock-based compensation were valued in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Compensation, and Interpretation of APB Opinion No. 25. Pursuant to the terms of the acquisition, the Company established an employee retention bonus plan for the former Protocom employees. Bonuses under this plan are contingent upon the individual’s continued employment with the Company and will be payable over three years in three annual installments of $1 million and based on an allocation determined pursuant to the acquisition agreement.

On September 6, 2005, the Company acquired all of the issued and outstanding shares of Oasis Semiconductor, Inc., a privately held provider of integrated circuits for the multi-function peripheral market, for $57 million in cash. The Company incurred direct acquisition costs of approximately $2.0 million. In connection with this acquisition, the Company also agreed to make an additional payment of up to $25 million in cash pursuant to the terms of an earn-out provision based on the achievement by the Oasis business of certain calendar year 2006 revenues. $5.7 million of the initial purchase price payment has been deposited in an escrow account for purposes of settling indemnification claims for the one-year period following the closing. The Company also recorded $0.9 million for the value of assuming all unvested employee stock options of Oasis, which entitle the holders to receive

SIGMATEL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

up to 235,398 shares of the Company’s common stock upon vesting and exercise and will be amortized over the remaining vesting period of the related options. The value of the unvested Oasis stock options assumed and the related deferred stock-based compensation were valued in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Compensation, an Interpretation of APB Opinion No. 25. Pursuant to the terms of the acquisition, the Company has established an employee retention bonus plan for the former Oasis employees totaling $3.0 million. Bonuses under this plan are contingent upon the individual’s continued employment with the Company and will be payable over two years in four semi-annual installments.

The Oasis, Protocom, Rio and Mooji acquisitions were accounted for using the purchase method of accounting. The purchase price for each of the acquisitions was paid during the three month period ending September 30, 2005. Approximately $2.4 million in direct acquisition costs was unpaid at September 30, 2005 and is expected to be paid in the fourth quarter of 2005. The purchase price for the acquisitions does not include any amount for contingent considerations. Actual amounts of future consideration related to contingencies, if any, will be recognized as an adjustment to the purchase price in the period in which the contingency is resolved. The purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, as well as IPR&D, based on estimated fair values at the date of the acquisition. The value of assets and liabilities was estimated based on purchase price and future intended use.

The value of intangible assets was derived from the present value of estimated future benefits from the various intangible assets acquired. The IPR&D recorded related to Protocom’s research and development efforts on the PR838 project and Oasis’ research and development efforts on six different technology-related assets. It is expected that the Protocom and Oasis projects will be completed in 2006 and will start generating revenue at that time. The income approach was utilized to value this technology which incorporated the present value of future economic benefits. The rate used to discount the net cash flows to their present value was 19% and 21% for Protocom and Oasis, respectively, giving consideration to the risk associated with the projects relative to developed product technology and future products. The estimates in valuing IPR&D were based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. This premium paid for the acquisitions is based on management’s belief that the acquired technologies, businesses and engineering talent in the areas of image processing, video compression, software development and SoC development were of strategic importance in the Company’s multi-media SoC strategy. Operating results from the acquired businesses are included in the condensed consolidated statements of operations from the date of acquisition.

A summary of the purchase price allocations for Oasis, Protocom and Rio are as follows (in thousands):

	Oasis	Amortization Period	Protocom	Amortization Period	Rio	Amortization Period
Developed product technology	$7,560	6 years	$2,300	6 years	$2,900	5 years
Customer relationships	7,350	9 years	5,700	9 years	—
Trademark and trade name	1,700	7 years	—		—
Patents	—		—		700	7 years
Goodwill	32,952		38,134		6,442

Total intangibles and goodwill	49,562		46,134		10,042

Net fair value of assets acquired and liabilities assumed	1,150		17		109
Deferred stock-based compensation	433		3,411		—
In-process research and development	8,810		2,600		—

Purchase price	$59,955		$52,162		$10,151

The following unaudited pro forma financial information presents the results of operations for the three and nine month periods ended September 30, 2005 and 2004 as if the acquisitions had occurred at the beginning of each period presented. Pro forma net income (loss) for the three and nine months ended September 30, 2005 includes an $11.4 million non-recurring charge for IPR&D. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of each period presented, or of future results.

SIGMATEL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except per share data)
Pro forma net revenues	$77,312	$56,488	$269,384	$145,132
Pro forma net income (loss)	(9,092)	16,046	25,080	19,206

Pro forma net income (loss) per share:
Basic	$(0.25)	$0.45	$0.68	$0.53

Diluted	$(0.25)	$0.41	$0.64	$0.48

8.	Income Taxes

The provision for income taxes has been calculated based on the Company’s estimate of its effective tax rate for the full fiscal year. The Company’s effective tax rate was (454.8)% and was a benefit of 28.0% for the three months ended September 30, 2005 and 2004, respectively, and 43.3% and (11.7)% for the nine months ended September 30, 2005 and 2004, respectively. The Company’s estimate of the effective tax rate for 2005 differed from the statutory rate primarily due to nondeductible charges related to acquisitions that occurred during the three months ended September 30, 2005, research and development tax credits, charges associated with licensing intellectual property to foreign subsidiaries, and the effect of different tax rates in foreign jurisdictions. The Company’s estimate of the effective tax rate for 2004 differed from the statutory rate primarily due to the reversal of valuation allowances against the Company’s net deferred tax assets that occurred during the three months ended September 30, 2004.

The Company recognized certain tax benefits related to stock option plans in the amount of $0.6 million and $5.8 million during the three months ended September 30, 2005 and 2004, respectively and $7.0 million and $5.8 million during the nine months ended September 30, 2005 and 2004, respectively. These benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

The determination of the provision for income taxes requires the Company to take positions on certain issues where there is uncertainty in the application of the tax law. The provision for income taxes includes amounts intended to satisfy unfavorable adjustments by the Internal Revenue Service and other tax authorities in an examination of the Company’s income tax returns. The ultimate resolution of these uncertainties may result in an assessment that is materially different from the current estimate of the liability and may result in significant income tax benefits or expenses being recognized in a future period.

9.	Commitments and Contingencies

In December 2004, the Company abandoned a lease of office space in order to move its Austin, Texas operations to a larger location that would accommodate the Company’s rapidly growing staff of engineers as well as support staff. The total amount incurred in connection with the lease abandonment was approximately $2.0 million, which was expensed entirely in 2004. During the three and nine months ended September 30, 2005, the Company adjusted the lease abandonment charge by zero and $0.5 million due to additional subleases that were executed in the abandoned space during the period. The adjustment is reflected in selling, general and administrative operating expense in the condensed consolidated statements of operations. At September 30, 2005, the lease abandonment charge is included in current liabilities. The Company does not expect any future charges related to this abandonment.

In the normal course of its business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s exposure under these arrangements is unknown as this would involve future claims that might be made against the Company that have not yet occurred.

SIGMATEL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.	Related Party Transactions

Revenues from a significant stockholder were approximately $7.3 million and $8.1 million for the three months ended September 30, 2005 and 2004, respectively, and $30.3 million and $17.2 million for the nine months ended September 30, 2005 and 2004, respectively.

Accounts receivable from sales to a significant stockholder were approximately $8.5 million and $7.0 million as of September 30, 2005 and December 31, 2004, respectively.

SIGMATEL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.	Operating Segments and Geographic Information

The Company operates as a single segment. The Company’s chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business at the entity-wide level to manage the business.

The following table summarizes the percentages of revenues by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
China/Hong Kong	47.1%	44.6%	37.3%	35.3%
Taiwan	31.0	30.2	40.6	40.5
Singapore	10.5	18.2	12.8	16.0
United States	3.7	0.2	2.8	0.1
Malaysia	1.8	—	0.7	—
South Korea	1.5	4.9	3.4	5.8
Japan	1.5	1.7	1.1	2.0
Other	2.9	0.2	1.3	0.3

Total sales	100.0%	100.0%	100.0%	100.0%

The table below summarizes the percentage of long-lived assets by geographic region:

	September 30, 2005	December 31, 2004
United States	89%	88%
Hong Kong	3	5
Taiwan	2	1
Other	6	6

	100%	100%

SIGMATEL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.	Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, which replaced SFAS 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123(R), the Company must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation cost be recorded for all unvested stock options and non-vested stock at the beginning of the first quarter of adoption of SFAS 123(R), whereas the retroactive method requires recording compensation cost for all unvested stock options and nonvested stock beginning with the first period restated.

In March 2005, the SEC issued Staff Accounting Bulletin 107 regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on January 1, 2006 will have a material adverse effect on its financial position, results of operation and cash flows. The Company has not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for no later than the end of fiscal year ending December 15, 2005. The Company does not expect the adoption of this standard to have a material adverse effect on its financial position, results of operations or cash flows.

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

13.	Subsequent Events

On October 5, 2005, the Company acquired the Direct Digital Amplification (DDX®) technology, design team and intellectual property from Apogee Technology, Inc. for $9.4 million in cash. The Company also agreed to make an additional payment of up to $4.5 million in cash pursuant to the terms of an earn-out provision based on the achievement of DDX ® revenues during the one-year period following the closing. The Company expects to record a one-time charge for purchased in-process research and development expenses related to the acquisition in its fourth quarter ending December 31, 2005.

SIGMATEL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On November 2, 2005, the Company amended the lease agreement for its facility in Austin, Texas. In the amendment, the Company agreed to extend the obligation for its existing space by approximately 2 years to 2013, as well as to occupy additional space in future years. The total additional commitment related to this amendment is approximately $7.4 million, approximately $3.2 million of which will be incurred during the period from September 2006 through fiscal 2011 and approximately $4.2 million of which will be incurred during the period from fiscal 2012 through fiscal 2013.

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

In early 2001, we hired our current Chief Executive Officer, Ronald Edgerton, and established a new management team. This new management team stopped development of our ADSL SoC, reduced headcount, and redirected our development efforts towards host audio codecs and portable audio SoCs. From 2002 to 2004, our annual revenues grew substantially from $30.9 million to $194.8 million due primarily to increased sales of our portable audio SoCs. Our operating results improved from an operating loss of $5.6 million in 2002 to operating income of $53.1 million in 2004. Revenues and operating results continue to improve during 2005. Revenue increased from $116.2 million to $242.5 million for the nine months ended September 30, 2004 and 2005, respectively. Our operating results improved from an operating income of $28.5 million to $51.9 million for the nine months ended September 30, 2004 and 2005, respectively.

In the third quarter of 2004, we established an international subsidiary and opened an office in Hong Kong. In the nine months ended September 30, 2005, we opened branch offices in Taipei, Taiwan and Shenzhen, China, and established international subsidiaries and opened offices in Singapore, Seoul, South Korea, Tokyo, Japan, and Cambridge, England.

An element of our business strategy involves the acquisition of businesses, assets, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technology. We plan to continue to evaluate strategic opportunities as they arise, including acquisitions, strategic relationships, and joint ventures. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for information related to acquisitions made during the nine months ended September 30, 2005 and Note 13 of Notes to Unaudited Condensed Consolidated Financial Statements for the acquisition made in October 2005.

We currently offer products that serve several markets: portable compressed audio players, notebook and desktop PC audio, consumer audio, multi-function peripherals, digital video cameras and USB peripherals. We made our first commercial shipments of PC audio codecs during 1997. We made our first commercial shipments of USB peripheral ICs in 2000, primarily targeting USB-to-Infrared wireless connectivity applications. We made our first commercial shipments of portable audio SoCs in 2001. The primary market for these products is the portable compressed audio player market. During 2001, we also began to sell our audio codecs into the consumer electronics market for products such as DVD players and set top boxes. We made our first commercial shipments of both multi-function peripheral ICs and digital video camera ICs in the third quarter of 2005 as a result of the Oasis Semiconductor, Inc. (“Oasis”) and Protocom Corporation (“Protocom”) acquisitions (see Note 7 to Unaudited Condensed Consolidated Financial Statements).

As a fabless semiconductor company, our business model is less capital intensive because we rely on third parties to manufacture, assemble, and test our ICs. We also utilize distributors to sell our products. Our sales through distributors result in lower gross margins, but also lower selling expenses that are associated with direct sales to end customers. A few customers account for a substantial portion of our sales. The following table sets forth our customers that represented 10% or more of our revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
G.M.I. Technology	22.9%	31.0%	18.7%	23.9%
Holystone Enterprise	*	17.7%	*	20.0%
Creative Technology(1)	10.0%	16.9%	12.5%	14.8%
ASUSTEK Computer Inc.	10.0%	*	16.9%	*

*	Less than 10%

(1)	Creative Technology held more than 5% of our outstanding stock until October 2005 and had a representative on our Board of Directors until his resignation on June 10, 2004.

The percentage of our revenues from customers located outside the U.S. was 96.3% and 99.8% for the three months ended September 30, 2005 and 2004, respectively, and 97.2% and 99.9% for the nine months ended September 30, 2005 and 2004, respectively. Most of the products that use our ICs are manufactured outside of the U.S. As a result, we believe that a substantial majority of our revenues will continue to come from customers located outside of the U.S. All of our revenues to date have been denominated in U.S. dollars.

The percentages of our revenues by country are set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
China/Hong Kong	47.1%	44.6%	37.3%	35.3%
Taiwan	31.0	30.2	40.6	40.5
Singapore	10.5	18.2	12.8	16.0
United States	3.7	0.2	2.8	0.1
Malaysia	1.8	—	0.7	—
South Korea	1.5	4.9	3.4	5.8
Japan	1.5	1.7	1.1	2.0
Other	2.9	0.2	1.3	0.3

Total	100.0%	100.0%	100.0%	100.0%

The length of our sales cycles vary depending on the end application for our product. The cycle can be as short as several months for some portable SoCs, but as an example, the sales cycle for the multi-function peripheral market can take up to 18 months to complete. Volume production of products that use our ICs can take an additional 3 to 6 months to be achieved, if at all. The lengthy sales cycles of our products make forecasting the volume and timing of orders difficult. In addition, the delays inherent in lengthy sales cycles increase the risk that customers may seek to cancel or modify their orders. Our sales are made by purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, and order lead times can vary period to period, backlog is not a good indicator of our future sales. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses.

Because many of our ICs are designed for use in consumer electronic products, such as portable compressed audio players, PCs, and DVD players, we expect our business to be subject to seasonality, with increased revenues in the third and fourth quarters of each year, when customers place orders to meet year-end holiday demand, and lower revenues in the first and second quarters of each year. However, our recent rapid revenue growth makes it difficult for us to assess the impact of seasonal factors on our business. In particular, strong sales of our portable audio SoCs resulted in increased revenues during the first quarter of 2005 compared to the fourth quarter of 2004, offsetting seasonal demand factors. Seasonal demand factors normalized in the second quarter; however, specific demand for our products was affected by the price volatility of other components used to build our customer’s devices, specifically NAND Flash, as well as high inventory levels of our products at specific customers at the end of the first quarter.

The following describes certain line items in our condensed consolidated statements of operations:

Revenues. Revenues consist primarily of sales of our ICs, net of sales discounts or incentives. We recognize revenues on direct sales at the time of shipment to our customers. We defer revenues on sales through distributors with rights of return, or price protection until products are resold by such distributors to their customers. In conjunction with our acquisitions, we earned sales from nonrecurring engineering fees. We defer revenues on sales from nonrecurring engineering fees until the related products are shipped.

Cost of Goods Sold. Cost of goods sold consists primarily of the costs of purchasing silicon wafers, and also includes costs associated with assembly, test and shipping of our ICs, costs of personnel and equipment associated with manufacturing support and quality assurance, and occupancy costs, as well as amortization of acquired developed technology which is generally amortized over not more than six years. Because we do not have long-term, fixed-price supply contracts, our wafer costs are subject to the cyclical demand for semiconductors.

Research and Development. Research and development expense consists primarily of employee, contractor, and related costs, expenses for development testing, evaluation, masking costs, occupancy costs, acquired in-process research and development (see Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for information related to in-process research and development costs), and depreciation on research and development equipment. All research and development costs are expensed as incurred. We plan to continue to invest a significant amount in research and development activities to develop new products. We expect research and development expenses to increase in absolute dollars.

Selling, General and Administrative. Selling, general and administrative expense consists primarily of employee, contractor, and related costs, occupancy costs, sales commissions to independent sales representatives, professional services, amortization of acquired intangible assets, litigation and other legal expenses and promotional and marketing expenses. We expect to continue to incur significant litigation expenses in the future as we protect and defend our intellectual property and technology. We expect selling expenses will fluctuate with changes in revenues, and we expect that general and administrative expenses will increase to support our future operations.

Amortization of Deferred Stock-Based Compensation. In connection with grants of stock options and the issuance of warrants as a private company between 2000 and 2003, we recorded an aggregate of $7.5 million in deferred stock-based compensation. These options and warrants are considered compensatory because the fair value of our stock determined for financial reporting purposes was greater than the fair value determined by our board of directors on the date of grant or issuance. We have also recorded deferred stock-based compensation due to the conversion of certain contractors to employees. In addition, we have recorded deferred stock-based compensation for the unvested portion of stock options assumed in acquisitions. See Note 7 of Notes to Unaudited Condensed Consolidated Financial Statements for information related to the stock options assumed. As of September 30, 2005, we had an aggregate of approximately $4.3 million of deferred stock-based compensation remaining to be amortized. We are amortizing deferred stock-based compensation over the vesting period of the related options and warrants, which is generally four or five years. This deferred stock-based compensation balance is expected to be amortized as follows: $0.4 million during the fourth quarter of 2005 and a total of $3.9 million from 2006 through 2009.

Provision for Income Taxes. We accrue federal, state, and foreign income taxes at the applicable statutory rates adjusted for certain items including non-deductible expenses, research and development tax credits, interest income from tax advantaged investments, as well as changes in our deferred tax asset valuation allowance.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	49.2	45.8	45.2	46.1

Gross profit	50.8	54.2	54.8	53.9
Operating expenses:
Research and development	38.7	17.9	21.9	18.8
Selling, general and administrative	14.5	8.2	11.2	9.0
Amortization of deferred stock-based compensation	0.5	0.9	0.3	1.6

Total operating expenses	53.7	27.0	33.4	29.4

Operating income (loss)	(2.9)	27.2	21.4	24.5

Other income:
Interest income, net	1.6	0.9	1.3	1.0
Foreign exchange gain (loss)	—	—	—	—

Total other income	1.6	0.9	1.3	1.0

Income (loss) before income taxes	(1.3)	28.1	22.7	25.5
Income tax benefit (expense)	(5.8)	7.9	(9.8)	3.0

Net income (loss)	(7.1)%	36.0%	12.9%	28.5%

Comparison of Three Months Ended September 30, 2005 to Three Months Ended September 30, 2004

Revenues. Revenues for the three months ended September 30, 2005 were $73.5 million compared to $48.1 million for the three months ended September 30, 2004, an increase of 52.9%. This increase was due to an increase in revenues from portable audio SoCs of 49.9% and from our audio codecs of 43.5%. The increase in revenues from our portable audio SoCs was due to the continued growth of the portable compressed audio player market and our favorable competitive position within that market as well as increased unit shipments to support new design wins at certain customers. Revenues from our portable audio SoCs were 88.2% of total revenues for the three months ended September 30, 2005. Our favorable competitive position in this market is primarily due to our integration of analog and digital components onto a single IC, and the resulting small form factor, low power consumption, and overall low cost to our customers. Revenues from Oasis and Protocom products totaled $2.1 million from the closing date of the respective acquisitions through September 30, 2005. Revenues of $73.5 million for the three months ended September 30, 2005 differ from our previously released on October 25, 2005 revenues of $74.4 million for the three months ended September 30, 2005. This is due to an error with regards to revenue recognition on shipments very late in the third fiscal quarter that was discovered and corrected prior to the filing of this Form 10-Q and is more fully described in Part I, Item 4 herein.

Sales to Creative Technology, an affiliate, decreased to 10.0% of total revenues during the three months ended September 30, 2005 from 16.9% during the three months ended September 30, 2004 due to stronger demand for our portable audio SoCs from other customers as well as Creative Technology experiencing softer than expected overall market demand for their portable audio digital players in the period. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes. Revenues from G.M.I. Technology, a distributor located in Hong Kong and Taiwan, decreased from 31.0% to 22.9% of total revenues during the three months ended September 30, 2004 and 2005, respectively. Revenues from Holystone Enterprise, a distributor located in Taiwan, decreased to less than 10% of total revenues during the three months ended September 30, 2005 from 17.7% during the three months ended September 30, 2004, primarily due to increases in our direct sales to customers as well as customers who use our portable audio SoCs being served by other distributors in geographic regions such as China.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 50.8% for the three months ended September 30, 2005 compared with 54.2% for the three months ended September 30, 2004. The decrease in gross margin was primarily due to an aggressive pricing program on our SoC products that target the value segment of the overall portable compressed audio player market. We also experienced manufacturing issues during

September 2005 that impacted our ability to ship our SoC products which target the mainstream and high-end market segments where we see higher gross margins. This contributed to a shift in our overall product mix that also led to the decrease in our gross margin as a percentage of revenues. We expect our gross margins for the fourth quarter of 2005 to be slightly higher than those achieved during the third quarter of 2005. However, increased competition could adversely impact our pricing, particularly in the portable compressed audio player market, which could adversely impact our gross margins to a greater extent. Gross profit of $37.4 million for the three months ended September 30, 2005 differs from our previously released on October 25, 2005 gross profit of $37.8 million for the three months ended September 30, 2005. This is due to an error with regards to revenue recognition on shipments very late in the third fiscal quarter that was discovered and corrected prior to the filing of this Form 10-Q and is more fully described in Part I, Item 4 herein.

Research and Development. Research and development expenses increased to $28.4 million, or 38.7% of revenues, for the three months ended September 30, 2005 from $8.6 million, or 17.9% of revenues, for the three months ended September 30, 2004. This dollar increase of 230.4% was primarily due to acquired in-process research and development costs totaling $11.4 million during the quarter from the acquisitions of Protocom and Oasis, increases in our engineering headcount, including independent contractors, as well as increases in the costs of design tools and mask sets. Such headcount increases were primarily to support hardware and software development on our latest portable audio SoCs, the STMP 36XX family of products, audio codecs targeted for applications in the PC market, including the Intel High Definition Audio standard, a new digital FM tuner product, and various USB peripheral ICs, as well as development efforts on new audio products for consumer applications. This increased research and development spending has resulted in substantial progress on our completion of the design of these products and the creation of several patentable inventions, enabling us to identify additional U.S. patent applications covering inventions made during the STMP 36XX and digital FM tuner design processes. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in revenue.

Selling, General and Administrative. Selling, general and administrative expenses increased to $10.7 million, or 14.5% of revenues, for the three months ended September 30, 2005 from $4.0 million, or 8.2% of revenues, for the three months ended September 30, 2004. This dollar increase of 168.7% was primarily due to increases in sales, marketing, and administrative personnel including a substantial increase in personnel located in the Asia-Pacific region as well as $2.3 million in legal costs primarily related to ongoing intellectual property litigation against Actions Semiconductor, located in China. The increase was also due to increased lease expenses relating to office space both domestically and internationally, as well as increases in legal expenses related to setting up our international subsidiaries and defending our patents. We expect that selling, general and administrative expenses will increase in absolute dollars in future periods as we continue to increase our staffing and customer support and associated costs, but such expenses will fluctuate as a percentage of revenues due to changes in revenues.

Amortization of Deferred Stock-Based Compensation. We record deferred stock-based compensation for the difference between the exercise price of option grants and the fair value of our common stock at the time of such grants which resulted in amortization expense of $0.4 million for both the three months ended September 30, 2005 and 2004.

Interest Income. Interest income increased to $1.2 million for the three months ended September 30, 2005 from $0.4 million for the three months ended September 30, 2004. This was due to increased income earned on our cash balances and investments in short-term marketable securities.

Income Taxes. Our income tax expense was $4.3 million for the three months ended September 30, 2005, while we had an income tax benefit of $3.8 million for the three months ended September 30, 2004. This increase in expense was primarily due to non-deductible charges related to acquisitions in the three months ended September 30, 2005, and the release of a portion of the valuation allowance against our deferred tax assets in the three months ended September 30, 2004. Our effective tax rate for the three months ended September 30, 2005 was (454.8)%. This estimate differed from the statutory rate primarily due to non-deductible charges related to acquisitions, research and development tax credits, charges associated with licensing intellectual property to foreign subsidiaries, and the effect of different tax rates in foreign jurisdictions. Our effective tax rate for the three months ended September 30, 2004 was a tax benefit of 28.0%. This estimate differed from the statutory rate primarily due to the release of a portion of the valuation allowance against our deferred tax assets.

Net Loss Per Share. The weighted average shares (in thousands) used to compute basic net loss per share was 36,267 for the three months ended September 30, 2005, which differs from our previously released on October 25, 2005 weighted average shares of 36,121 for the three months ended September 30, 2005. This was due to an error in the treatment of the shares held in escrow related to the Protocom acquisition for the purposes of settling indemnification claims for the one-year period following the close of that acquisition. Additionally, the weighted average shares (in thousands) used to compute diluted net loss per share was 36,267 for the three months ended September 30, 2005, which differs from our previously released on October 25, 2005 weighted average shares of 37,789 due to an error in the treatment of anti-dilutive securities. Also, an error occurred with regards to revenue recognition on shipments very late in the third fiscal quarter that was discovered and corrected prior to the filing of this Form 10-Q and is more fully described in Part I, Item 4 herein. Because of both of these errors, basic net loss per share of $0.14 and diluted net loss per share of $0.14 for the three months ended September 30, 2005 differ from our previously released on October 25, 2005 basic net loss per share of $0.13 and diluted net loss per share of $0.13 for the three months ended September 30, 2005.

Comparison of Nine Months Ended September 30, 2005 to Nine Months Ended September 30, 2004

Revenues. Revenues for the nine months ended September 30, 2005 were $242.5 million compared to $116.2 million for the nine months ended September 30, 2004, an increase of 108.6%. This increase was due to an increase in revenues from all of our product lines—portable audio SoCs, audio codecs and USB peripheral ICs. The increase in revenues from our portable audio SoCs was due to the continued growth of the portable compressed audio player market and our favorable competitive position within that market. Revenues from our portable audio SoCs were 92.5% of total revenues for the nine months ended September 30, 2005. Our favorable competitive position in this market is primarily due to our integration of analog and digital components onto a single IC, and the resulting small form factor, low power consumption, and overall low cost to our customers. The increase in revenues from audio codecs was due to increased sales to PC manufacturers and their original design manufacturers, or ODMs. Revenues from Oasis and Protocom products totaled $2.1 million from the closing date of the respective acquisitions through September 30, 2005. Revenues of $242.5 million for the nine months ended September 30, 2005 differ from our previously released on October 25, 2005 revenues of $243.3 million for the nine months ended September 30, 2005. This is due to an error with regards to revenue recognition on shipments very late in the third fiscal quarter that was discovered and corrected prior to the filing of this Form 10-Q and is more fully described in Part I, Item 4 herein.

Revenues from G.M.I. Technology, our largest distributor, located in Hong Kong and Taiwan, increased to $45.3 million in the nine months ended September 30, 2005 from $27.7 million in the nine months ended September 30, 2004, and decreased to 18.7% of total revenues during the nine months ended September 30, 2005 from 23.9% of revenues during the nine months ended September 30, 2004. The dollar increase from year to year was due to G.M.I. Technology growing its business in China while the percentage change was primarily due to increased sales to direct customers like ASUSTEK Computer, Inc during 2005. Direct revenues from ASUSTEK Computer, Inc., an ODM based in Taiwan, which manufactures products for Apple and other companies, increased to 16.9% of total revenues during the nine months ended September 30, 2005 from less than 10% of total revenues during the nine months ended September 30, 2004 due primarily to increased purchases of our portable audio SoCs.

Revenues from Holystone Enterprise, one of our distributors located in Taiwan, decreased to $18.7 million from $23.3 million in the nine months ended September 30, 2004, and decreased to less than 10% of total revenues during the nine months ended September 30, 2005 from 20.0% during the nine months ended September 30, 2004 due to stronger demand for our portable audio SoCs in geographic regions such as China and South Korea. Sales to Creative Technology, an affiliate, decreased to 12.5% of total revenues during the nine months ended September 30, 2005 from 14.8% during the nine months ended September 30, 2004 due to stronger demand for our portable audio SoCs from other customers. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 54.8% for the nine months ended September 30, 2005 compared with 53.9% for the nine months ended September 30, 2004. The increase in gross margin was primarily due to a favorable product mix and a reduction in manufacturing costs, which resulted in part from lower wafer costs, lower test costs and improved manufacturing yields during the first nine months of 2005. The favorable product mix resulted from increased revenues from our portable audio SoCs and USB peripheral ICs, as a percentage of total revenues, as the gross margin from these products is generally higher than from our audio codecs. Also, the increase in revenues of our STMP 35XX family of products caused higher overall margins for our portable audio SoCs. We expect our gross margins for the fourth quarter of 2005 to be slightly lower than those achieved during the first nine months of 2005. However, increased competition could adversely impact our pricing, particularly in the portable compressed audio player and USB peripherals markets, which could adversely impact our gross margins. Gross profit of $133.0 million for the nine months ended September 30, 2005 differs from our previously released on October 25, 2005 gross profit of $133.4 million for the nine months ended September 30, 2005. This is due to an error with regards to revenue recognition on shipments very late in the third fiscal quarter that was discovered and corrected prior to the filing of this Form 10-Q and is more fully described in Part I, Item 4 herein.

Research and Development. Research and development expenses increased to $53.2 million, or 21.9% of revenues, for the nine months ended September 30, 2005 from $21.9 million, or 18.8% of revenues, for the nine months ended September 30, 2004. This dollar increase of 143.4% was primarily due to acquired in-process research and development costs totaling $11.4 million from the acquisitions of Protocom and Oasis, increases in our engineering headcount, including independent contractors, as well as increases in the costs of design tools and mask sets. Such increases were primarily to support hardware and software development on our latest portable audio SoCs, the STMP 36XX family of products, and audio codecs targeted for applications in the PC market, including the Intel High Definition Audio standard, a new digital FM tuner product and various USB peripheral ICs, as well as development efforts on new audio products for consumer applications. This increased research and development spending has resulted in substantial progress on or completion of the design of these products and the creation of several patentable inventions, enabling us to identify additional U.S. patent applications covering inventions made during the STMP 36XX and digital FM tuner design processes. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in revenue.

Selling, General and Administrative. Selling, general and administrative expenses increased to $27.1 million, or 11.2% of revenues, for the nine months ended September 30, 2005 from $10.5 million, or 9.0% of revenues, for the nine months ended September 30, 2004. This dollar increase of 158.9% was due to increases in sales, marketing, and administrative personnel, as well as increases in legal expenses related to setting up our international subsidiaries and protecting our intellectual property and increases in commissions paid to independent sales representatives due to our revenue growth. Our legal costs totaled $5.5 million during the nine-month period and were primarily related to our intellectual property litigation against Actions Semiconductor. We expect that selling, general and administrative expenses will increase in absolute dollars in future periods as we continue to increase our staffing and customer support and associated costs, but such expenses will fluctuate as a percentage of revenues due to changes in revenues.

Amortization of Deferred Stock-Based Compensation. We record deferred stock-based compensation for the difference between the exercise price of option grants and the fair value of our common stock at the time of such grants which resulted in amortization expense of $0.8 million and $1.8 million for the nine months ended September 30, 2005 and 2004, respectively.

Interest Income. Interest income increased to $3.2 million for the nine months ended September 30, 2005 from $1.1 million for the nine months ended September 30, 2004. This was due to increased income earned on our cash balances and investments in short-term marketable securities.

Income Taxes. Our income tax expense was $23.9 million for the nine months ended September 30, 2005, while we had an income tax benefit of $3.5 million for the nine months ended September 30, 2004. This increase in expense was due to increased income before taxes, increased effective tax rate and non-deductible charges related to acquisitions in the nine months ended September 30, 2005 and the release of a portion of the valuation allowance against our deferred tax assets in the nine months ended September 30, 2004. Our effective tax rate was 43.3% and (11.7)% for the nine months ended September 30, 2005 and 2004, respectively. Our effective tax rate for the nine months ended September 30, 2005 differs from the statutory rate on taxable income due to non-deductible charges related to acquisitions, research and development tax credits, charges associated with licensing intellectual property to foreign subsidiaries and the effect of different tax rates on foreign jurisdictions. Our effective tax rate for the nine months ended September 30, 2004 is less than the statutory rate on taxable income primarily due to the release of a portion of the valuation allowance against our deferred tax assets.

Net Income Per Share. The weighted average shares (in thousands) used to compute basic net income per share was 35,793 for the nine months ended September 30, 2005, which differs from our previously released on October 25, 2005 weighted average shares of 35,585 for the nine months ended September 30, 2005. This was due to an error in the treatment of the shares held in escrow related to the Protocom acquisition for the purposes of settling indemnification claims for the one-year period following the close of that acquisition. Also, an error occurred with regards to revenue recognition on shipments very late in the third fiscal quarter that was discovered and corrected prior to the filing of this Form 10-Q and is more fully described in Part I, Item 4 herein. Because of both of these errors, basic net income per share of $0.87 and diluted net income per share of $0.83 for the nine months ended September 30, 2005 differ from our previously released on October 25, 2005 basic net income per share of $0.89 and diluted net income per share of $0.84 for the nine months ended September 30, 2005.

Business Outlook. We expect revenues in the fourth quarter of 2005 to be in the range of $81 million to $91 million. Furthermore, we expect our diluted net income per share to be in the range of $0.10 to $0.16. The immediately preceding business outlook contains forward-looking statements about our future financial performance. Our actual financial performance may differ materially and in evaluating these statements, the reader should specifically consider various factors, including the risks described below starting on page 30 and elsewhere in this Form 10-Q.

Liquidity and Capital Resources

As of September 30, 2005, we had $107.3 million in cash, cash equivalents and short-term investments. Our short-term investments consist primarily of corporate, state and municipal securities.

Net cash provided by operating activities was $56.2 million and $25.6 million for the nine months ended September 30, 2005 and 2004, respectively. The improvement in our operating cash flows is primarily the result of increased revenues, gross margins and net income. Our accounts receivable increased $14.8 million and $11.5 million during the nine months ended September 30, 2005 and 2004, respectively. These changes are due to increases in revenues, the timing of customer payments, and a shift in our revenue base toward increased sales to direct customers. More of our business has shifted to direct customers and our direct customers generally require longer payment terms. Our inventories decreased $3.5 million during the nine months ended September 30, 2005 and increased $3.7 million during the nine months ended September 30, 2004. This decrease in inventories during the 2005 period is attributed to heavily back end loaded demand for our product during September 2005 as well as equipment failures at our test and assembly facilities, which caused us not to be able to manufacture finished goods inventory to planned levels. The increase in inventories in the 2004 period is due to the need to support the heavy seasonal demand for our products during the late third quarter and early fourth quarter. Our reserve for slow-moving and obsolete inventory as a percentage of total inventory was 11.0% and 10.1% as of September 30, 2005 and December 31, 2004, respectively. We monitor and analyze our inventory for obsolescence and adjust this reserve accordingly. The reserve increased by zero and $0.4 million for the nine month periods ended September 30, 2005 and September 30, 2004, respectively. During the nine months ended September 30, 2005, total increases to the inventory reserve were $1.2 million, which included $0.8 million of additional cost related to slow moving or obsolete product, as well as $0.4 million in reserves relating to the acquired Oasis inventory. $1.2 million was released from the reserve as a result of product movement and material scrapped. Our accounts payable increased $7.3 million and $4.6 million during the nine months ended September 30, 2005 and 2004, respectively. These changes generally relate to changes in our inventories and the timing of payments to our vendors. Our deferred revenue and other liabilities decreased $3.9 million and increased $2.7 million during the nine months ended September 30, 2005 and September 30, 2004, respectively, due to changes in the amount of our products held at distributors to enable them to meet customer demand for our products.

Our investing activities used cash of $38.0 million and $38.6 million during the nine month periods ended September 30, 2005 and September 30, 2004, respectively. Investing activities primarily represented acquisitions of businesses, purchases of capital equipment and purchases and proceeds from maturities of short-term investments.

Capital expenditures were $11.2 million and $7.5 million during the nine months ended September 30, 2005 and 2004, respectively. These expenditures were incurred primarily for the purchase of engineering tools, computer equipment, software, office equipment, and leasehold improvements related to our office relocation in Austin, Texas and our new office openings internationally. Research and development resources are required to develop and expand our core technologies and proprietary product offerings. Our research and development expenses were $53.2 million and $21.9 million during the nine months ended September 30, 2005 and 2004, respectively. These expenditures resulted in the enhancement of our product offerings, technological know how and inventions that have yielded several U.S. patents and pending U.S. patents. We expect to continue to incur significant research and development expenses and will fund these expenses with operating cash flow and existing cash balances. Included in research and development for the nine months ended September 30, 2005, was $11.4 million for acquired in-process research and development at Oasis and Protocom.

Our financing activities provided cash of $4.0 million and used cash of $11.4 million during the nine months ended September 30, 2005 and 2004, respectively. On February 18, 2004, we completed a follow-on equity offering and received $5.3 million of net offering proceeds. We also received $2.3 million and $2.6 million in proceeds from the exercise of employee stock options during each of the nine months ended September 30, 2005 and 2004, respectively. We received $1.7 million and $1.6 million from the purchase of stock under our Employee Stock Purchase Plan during each of the nine months ended September 30, 2005 and 2004, respectively. These proceeds were invested in short-term, investment grade, interest bearing instruments, pending their use to fund working capital, acquisitions and capital expenditures as required. During the nine months ended September 30, 2004, we used $21.0 million to repurchase approximately 1.4 million shares of common stock under a plan of open market purchases approved by our Board of Directors in July of 2004.

The fair value of our investments in marketable securities at September 30, 2005 was $57.9 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds.

We believe our existing cash balances and short-term investments, together with cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and the realization of contingent payouts resulting from our acquisitions (see Note 7 and Note 13 to Unaudited Condensed Consolidated Financial Statements). We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible accounts receivable, inventories, investments, intangible assets, goodwill, income taxes, financing operations, warranty obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because this can vary in each situation, actual results may differ from the estimates under different assumptions and conditions.

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

Revenues from product sales to customers other than distributors and nonrecurring engineering fees are recognized upon shipment and reserves are provided for estimated allowances. We defer recognition of revenues on sales to distributors with rights of return or price protection until our product has been sold by the distributor to their customers. We defer revenues on sales of nonrecurring engineering fees until the related products are shipped.

Short-term Investments. Short-term investments consist of corporate, state and municipal securities with readily determinable fair market values and original maturities in excess of three months. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investments are classified as “available-for-sale” and accordingly are reported at fair value, with unrealized gains and losses reported as a component of stockholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income.

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

Goodwill and Other Long-Lived Assets. We assess whether goodwill and other long-lived assets are impaired on an annual basis. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company will assess the impairment of goodwill in the fourth quarter, or more frequently if other indicators of impairment arise. Impairment of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Acquired In-Process Research and Development (“IPR&D”). When we acquire another entity, the purchase price is allocated, as applicable, between net tangible assets, IPR&D, other identifiable intangible assets, and goodwill. Our policy defines IPR&D as the value assigned to those projects for which the related products have not reached technological feasibility and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires the Company to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition, in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility.

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

The determination of the provision for income taxes requires the Company to take positions on certain issues where there is uncertainty in the application of the tax law. The provision for income taxes includes amounts intended to satisfy unfavorable adjustments by the Internal Revenue Service and other tax authorities in an examination of the Company’s income tax returns. The ultimate resolution of these uncertainties may result in an assessment that is materially different from the current estimate of the liability and may result in significant income tax benefits or expenses being recognized in a future period.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. The standard requires that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. The provision is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment, which replaced SFAS 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition. Under SFAS 123(R), the Company must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation cost be recorded for all unvested stock options and non-vested stock at the beginning of the first quarter of adoption of SFAS 123(R), whereas the retroactive method requires recording compensation cost for all unvested stock options and nonvested stock beginning with the first period restated.

In March 2005, the SEC issued Staff Accounting Bulletin 107 regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS 123R and SAB 107 and expects that the adoption of SFAS 123R on January 1, 2006 will have a material adverse effect on its financial position, results of operation and cash flows. The Company has not yet determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2005 and for the three and nine month periods then ended contained elsewhere in this Form 10-Q.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing the income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on the market value of our investments. As of September 30, 2005, all of our investments were in money market accounts or investment grade securities.

Foreign Currency Risks

The Company is exposed to foreign currency fluctuations. Sales and inventory purchases made by the Company and its subsidiaries are denominated in U.S. dollars. A small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are deemed to be immaterial to us as a whole.

Risks That May Affect Future Results

You should carefully consider the risks described below and all of the other information contained in this quarterly report on Form 10-Q in evaluating SigmaTel and our business. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

Our limited history of sales of our key products makes it difficult to evaluate our prospects.

Most of our key products have only been sold in significant quantities for a short time. For example, our STMP 3410 portable audio SoC was introduced in the fourth quarter of 2001 but did not begin shipping in significant quantities until the second quarter of 2002, and production volumes of our STMP 35XX family of portable audio SoC products began shipping in the fourth quarter of 2003. Sales of both the STMP 3410 and the STMP 35XX family of products are highly dependent upon continued acceptance of portable MP3 music players by consumers. Since we cannot accurately monitor sell-through of our ultimate end customers’ MP3 players which contain our portable audio SoCs, it is possible that some of these products may not be selling through. As a result, our customers could experience inventory growth that could cause them to purchase fewer products from us or seek to return products to us in the future. There can be no assurance that our customers have not or will not place orders in excess of their requirements in response to actual or perceived shortages in the supply of our ICs. In such event, it will be more difficult for us to forecast our future revenues and budget our operating expenses, and our operating results would be adversely affected to the extent such excess orders are cancelled or rescheduled. We have limited historical financial data from which to predict our future sales and operating results for our portable audio SoCs and other key products that we have recently introduced. Our limited operating experience with these products, combined with the rapidly evolving nature of the markets in which we sell our products, including decreases in the overall average selling prices of our products, and other factors which are beyond our control, limit our ability to accurately forecast quarterly or annual sales. Because most of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall in sales. We have recently expanded our staffing and increased our expenditures to support future growth. If our growth does not materialize, our operating results would be adversely impacted.

We do not expect to sustain our recent growth rate.

Due primarily to increased sales of our portable audio SoCs, we have experienced significant revenue growth and have gained significant market share in a relatively short period of time. Specifically, our annual revenues increased from approximately $30.9 million in 2002 to $100.2 million in 2003 and to $194.8 million in 2004. Revenues increased from approximately $116.2 million for the nine months ended September 30, 2004 to $242.5 million for the nine months ended September 30, 2005. However, we do not expect similar revenue growth or market share gains in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

We have incurred losses in prior periods and may incur losses in the future.

Although we had net income of approximately $31.2 million for the nine months ended September 30, 2005 and $52.6 million and $10.0 million for the years ended December 31, 2004 and 2003, respectively, we incurred net losses of approximately $8.3 million and $18.4 million for the years ended December 31, 2002, and 2001, respectively, and a net loss of approximately $5.2 million for the three months ended September 30, 2005. Despite realizing net income in the nine months ended September 30, 2005 and in the years ended December 31, 2004 and 2003, we may incur losses in the future. We expect our operating expenses to increase as we pursue our strategic objectives. Our results of operations for the nine months ended September 30, 2005 include a non-cash charge of approximately $801,000 related to stock based compensation, and our results of operations for the year ended December 31, 2004 include a non-cash charge of approximately $2.2 million related to stock based compensation. We will continue to incur stock-based compensation in the future as a result of past and potentially future option grants. Further, under the recently issued Financial Accounting Standard Board Statement No. 123R, we will be required to apply certain expense recognition provisions for annual periods beginning after June 15, 2005 to share-based payments to employees using the fair value method, which expense recognition will reduce our profitability and could cause us to again incur net losses on a quarterly or annual basis. Our ability to maintain profitability depends on the rate of growth of our target markets, the continued market acceptance of our customers’ products, the competitive position of our products, and our ability to develop new products. Even though we have achieved profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

Stock-based compensation plans.

We currently have three active stock-based compensation plans, namely the SigmaTel 1995 Stock Option/Stock Issuance Plan, the SigmaTel 2003 Equity Incentive Plan, and the SigmaTel Employee Stock Purchase Plan. We currently account for employee stock awards under our stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation No. 44, Emerging Issues Task Force (“EITF”) Issue No. 00-23, and related interpretations. We currently account for equity awards issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and related interpretations. We currently adhere to the disclosure-only provisions of these applicable accounting principles. In December 2004, the FASB issued a revision to SFAS No. 123 (“SFAS 123R”) that eliminates the alternative to use the disclosure-only provisions of SFAS No. 123, thereby requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We will be required to recognize the cost of these equity awards granted beginning in the first quarter of 2006. While we are currently reviewing the implementation alternatives allowed under SFAS 123R, we expect the impact of the adoption of SFAS 123R in our first quarter of 2006 to have a material adverse effect on our results of operations in future periods.

We depend on a few key customers for a substantial majority of our sales and the loss of, or a significant reduction in orders from, any of them would likely significantly reduce our revenues.

For the nine months ended September 30, 2005 and 2004, sales to our top five customers accounted for approximately 56.1% and 74.4%, respectively, of our revenues. Our operating results in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our ICs. Our revenues would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers who place large orders, would harm our financial performance. Because our sales are made by means of standard purchase orders rather than long term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

We rely on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these sales channels, our revenues would likely decline.

Sales to a small number of distributors generate a significant amount of our revenues. Our sales through distributors accounted for 54.9% and 72.0% of our revenues for the nine months ended September 30, 2005 and 2004, respectively. Our sales to G.M.I. Technology, a distributor, accounted for 18.7% and 23.9% of our revenues in the nine months ended September 30, 2005 and 2004, respectively, and our sales to Holystone Enterprise, also a distributor, accounted for less than 10% and 20.0% of our revenues in the nine months ended September 30, 2005 and 2004, respectively. Despite the decreases as a percentage of total revenues, the dollar amount of our products sold through distributors is significant. If G.M.I. Technology, Holystone Enterprise or our other distributors were to materially reduce their purchases from us, our business, financial condition and results of operations would suffer.

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

We derive a substantial portion of our revenues from a limited number of products that are used in consumer electronic devices. The consumer electronics market is characterized by intense competition, rapidly evolving technology, and ever-changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles and significant price competition. The dynamic nature of this market limits our, as well as our customers’, ability to accurately forecast quarterly and annual sales. If we, or our customers, are unable to manage product transitions, our business and results of operations could be negatively affected. For example, if our customers were to transition from one type of flash memory to another type of flash memory and our product is not compatible with the new type of flash memory, sales of our ICs would be adversely affected if we were unable to update our product in a timely manner. Further, our customers may choose to replace our products with products of our competitors if we fail to implement our new products within given time constraints. In addition, we are subject to the risk of price volatility and supply problems with other components of the end products of our customers. For example, if our customers could not obtain sufficient supplies of flash memory or hard disk drives, key components in many portable compressed audio players, the sales of our products that are also included in such devices would be adversely affected. Certain of our customers have indicated that they have been having difficulty in obtaining flash memory during November 2005 which is a key component of their portable compressed audio players which also incorporate our portable audio SoCs. We believe that these flash memory supply constraints may cause our customers to purchase fewer portable audio SoCs than they might otherwise purchase, thus negatively affecting our business and revenue. Furthermore, continuing technological advancement in consumer electronic devices, which is a significant driver of customer demand, is largely beyond our control.

The expansion of the consumer electronics market, in general, and the demand for MP3 products in particular, may be adversely impacted by the enforcement of limits on file sharing and downloadable music. The major record labels have complained about consumers downloading music off of the Internet without paying fees or royalties to the owners of that music. In particular, the Recording Industry Association of America, a recording industry trade group, has sued numerous individuals who illegally distribute copyrighted songs over the Internet. If the record labels, other music producers, or other parties are successful in limiting the ability of consumers to obtain free music on the Internet, the demand for consumer electronic devices such as MP3 players that use our ICs may decline. Any decline in consumer spending, whether relating to general economic conditions, future terrorist attacks or disease outbreaks, such as bird flu and Severe Acute Respiratory Syndrome, or SARS, could also limit the expansion of the consumer electronics market, thus adversely affecting our business.

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

China, Taiwan and Singapore, where we have significant sales, could be experiencing a slowing in economic growth, which may reduce our expected revenues if the slowing continues.

A significant portion of our sales to manufacturers of compressed digital audio players occur in China, Taiwan and Singapore, three countries that could be experiencing a slowdown in economic growth. During the nine months ended September 30, 2005, 37.3% of our sales occurred in Hong Kong and China, 40.6% of our sales occurred in Taiwan, and 12.8% of our sales occurred in Singapore. While we cannot precisely determine the percentage of worldwide end user purchases of compressed digital audio players that occur in China, Taiwan and Singapore, some of our customers have indicated that the growth in their sales to end customers in China, Taiwan and Singapore will be slower than originally anticipated due to the overall slowdown in economic growth in those countries. Thus, our ability to increase revenues and grow our profits in the short term could be negatively impacted as a result of a slowdown in economic growth in China, Taiwan and Singapore.

Because of the lengthy sales cycles for our products and the fixed nature of a significant portion of our expenses, we may incur substantial expenses before we earn associated revenues and may not ultimately achieve our forecasted sales for our products.

Our sales cycles can take up to 18 months to complete and volume production of products that use our ICs can take an additional 3 to 6 months to be achieved, if at all. Sales cycles for our products are lengthy for a number of reasons:

•	our customers usually complete an in-depth technical evaluation of our products before they place a purchase order;

•	the commercial adoption of our products by original equipment manufacturers, or OEMs, and ODMs is typically limited during the initial release of their product to evaluate product performance and consumer demand;

•	new product introductions often center around key trade shows and failure to deliver a product prior to such an event can seriously delay introduction of a product; and

•	the development and commercial introduction of products incorporating new technology frequently are delayed.

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

Our recent revenue growth has been primarily from sales of our portable audio SoCs, which accounted for 89.3% of our revenues in the year ended December 31, 2004 and 92.5% of our revenues in the nine months ended September 30, 2005. Our future success depends on our ability to develop successful new products in a timely and cost-effective manner. We are required to continually evaluate expenditures for planned product developments and choose among alternatives based upon our expectations of future market trends. We cannot assure you that we will be able to develop and introduce new or enhanced products in a timely and cost-effective manner or that our products will generate significant revenues. The development of our ICs is highly complex, and successful product development and market acceptance of our products depend on a number of factors, including:

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

All of the principal foundries that manufacture our products and all of the principal subcontractors that assemble, package, and test our products are located in South Korea, Singapore, Hong Kong, or Taiwan. Many of our customers are also located in these areas. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake or other natural disaster near these foundries or subcontractors could result in damage, power outages and other disruptions that impair their production and assembly capacity. Any disruption resulting from earthquakes, other natural disasters or other events that would disrupt or impair our foundries’ or subcontractors’ production and assembly capacity could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling, packaging or production testing from the affected contractor to another third-party vendor. While we have some foundry capacity in the United States, we may not be able to increase our foundry capacity in the United States, or obtain other alternate foundry capacity on favorable terms, if at all. The 2003 outbreak of SARS curtailed travel to and from certain countries (primarily in the Asia-Pacific region) and limited travel and shopping within those countries and any future outbreaks of SARS, bird flu, or other public health concerns could have similar consequences. In addition, outbreaks of disease or other disasters could limit consumer demand for our ICs or the products that use our ICs.

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

We have in the past and may in the future experience significant period-to-period fluctuations in our revenues and operating results due to a number of factors, including:

•	the timing and volume of purchase orders and cancellations from our customers;

•	the rate of acceptance of our products by our customers;

•	the rate of growth of the market for analog-intensive, mixed-signal ICs;

•	fluctuation and seasonality in demand for our products;

•	technological innovations or new products by our competitors, customers or us;

•	increases in prices charged by our foundries and other third-party subcontractors;

•	decreases in the overall average selling prices of our products;

•	the availability of third-party foundry capacity;

•	the availability of components used in our customers’ products, such as flash memory or hard disk drives, which are key components in many portable compressed audio players;

•	fluctuations in manufacturing yields;

•	the difficulty of forecasting and managing our inventory and production levels;

•	the rate at which new markets emerge for products we are currently developing or our ability to develop new products;

•	our involvement in litigation;

•	cost associated with acquisitions and dilution from the issuance of our stock in connection with acquisitions;

•	natural disasters, particularly earthquakes, or disease outbreaks, such as the recent outbreaks of bird flu and SARS, affecting countries in which we conduct our business or in which our products are manufactured, assembled, or tested;

•	changes in our product mix; and

•	the evolution of industry standards.

Any variations in our quarter-to-quarter performance may cause our stock price to fluctuate. It is likely that in some future period our operating results will be below the expectations of public market analysts or investors. If this occurs, our stock price may drop, perhaps significantly. Other factors that could cause our stock to be highly volatile are: announcements of changes to senior management and change in earnings estimates or investment recommendations by analysts.

The average selling prices of our products could continue to decrease rapidly which may negatively impact our revenues and gross profits.

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

In the third quarter of 2004, we established an international subsidiary and opened an office in Hong Kong. In 2005, we opened branch offices in Taiwan, China and established international subsidiaries in Singapore, Japan and South Korea. In connection with our acquisition of certain assets from D&M Holdings, Inc. in July 2005, we also established an international subsidiary and opened an office in Cambridge, England. The percentage of our revenues, from customers located outside of the U.S., was 97.2% for the nine months ended September 30, 2005 and 99.9% for the nine months ended September 30, 2004. We plan to expand our international sales and operations activities, but may not be able to maintain or increase international market demand for our products. Our international sales and operations are subject to a number of risks, including:

•	increased complexity and costs of managing international sales and operations;

•	protectionist laws and business practices that favor local competition in some countries;

•	multiple, conflicting and changing laws, regulations and tax schemes;

•	longer sales cycles;

•	public health concerns, such as the SARS outbreak in 2003 and the bird flu outbreak in 2004 and 2005, and natural disasters, such as the earthquakes and tsunamis in 2004;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	foreign currency exchange rate fluctuations;

•	difficulties with financial reporting in foreign countries;

•	political and economic instability; and

•	difficulties and costs in staffing and managing international operations, as well as cultural differences.

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

Acquisitions we have made or may make in the future could disrupt our ongoing business and may harm our financial condition or present risks not contemplated at the time of the transaction.

We cannot be certain that we will realize the anticipated benefits of the acquisitions of Oasis, Protocom and certain assets and intellectual property of Apogee and Rio. The demand for our combined product offerings may fluctuate and we may face increased competition in the markets for our products. Any of these factors may have a material adverse effect on our business, operating results or financial condition. As part of our growth and product diversification strategy, we continue to evaluate opportunities to acquire other businesses, intellectual property or technologies that would complement our current offerings, expand the breadth of our markets or enhance our technical capabilities. The acquisitions we have completed and other acquisitions that we may potentially make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

•	problems integrating the acquired operations, technologies or products with our existing business and products;

•	diversion of management’s time and attention from our core business;

•	need for financial resources above our planned investment levels;

•	difficulties in retaining business relationships with suppliers and customers of the acquired company;

•	risks associated with entering markets in which we lack prior experience;

•	risks associated with the transfer of licenses of intellectual property;

•	acquisition-related disputes, including disputes over earn-outs and escrows;

•	potential loss of key employees of the acquired company or business; and

•	potential impairment of related goodwill and intangible assets.

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

Item 4: Controls and Procedures

Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that, because of the material weakness described below, our disclosure controls and procedures were not effective as of September 30, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management performed additional procedures to ensure the unaudited quarterly condensed consolidated financial statements for the first three quarters of 2005 were prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, management believes that the unaudited quarterly condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented. Management has also concluded that the identified material weakness did not cause any material errors in the unaudited quarterly condensed consolidated financial statements included in the Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. As of September 30, 2005, the Company did not maintain effective controls over the completeness and accuracy of revenue recognition. Specifically, the Company’s controls were not adequate at our Hong Kong subsidiary to ensure that all delivery conditions had been met in accordance with customer requirements before revenue was recognized. More specifically, we use a freight forwarder in Hong Kong and Singapore for shipments to a customer in mainland China. In the quarter ended September 30, 2005, two shipments were delivered to our freight forwarder at the very end of our fiscal quarter. We arranged for these shipments to be picked up from the freight forwarder and to be delivered to a customs location in China before fiscal quarter end. The terms and conditions governing the shipments in question required delivery to the customs location in China in order for delivery to be completed. We discovered that the products had not been effectively delivered to the customs location by the end of the fiscal quarter. In addition, accounting personnel in our Hong Kong subsidiary were not adequately trained to determine the appropriate point at which delivery of the products described above had occurred and when revenue should be recognized in accordance with GAAP. This control deficiency resulted in adjustments to the Company’s financial statements for the quarter ended September 30, 2005. Additionally, this control deficiency could result in a misstatement of revenue that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness.

Management’s Remediation Plan

Once identified, management immediately began remediation efforts to address this internal control deficiency. We have changed our internal control over financial reporting to provide more in-depth training on the terms and conditions governing the shipments in question regarding when our delivery obligation has been fulfilled at our Hong Kong subsidiary. We also added a control to require review of all shipments in question to ensure compliance with revenue recognition criteria under GAAP. This review will be performed by finance personnel whom management has deemed are properly and adequately trained for such purpose prior to the recognition of revenue with respect to this customer. Management believes the remediation efforts to correct this control deficiency will be completed before December 31, 2005.

Changes in Internal Control Over Financial Reporting

Management, with the participation of the CEO and CFO of our Company, has evaluated changes in our Company’s internal control over financial reporting that occurred during the most recent fiscal quarter. Based on that evaluation, management, including the CEO and CFO of our Company, has concluded that there has been no change in our Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our Company’s internal control over financial reporting. The changes to our internal control over financial reporting related to revenue recognition described above were effected in the fourth quarter of fiscal 2005.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Many participants in the semiconductor industry have a significant number of patents and have frequently demonstrated a willingness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims have led to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets, or invalidity of our patents will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not materially and adversely affect our business, financial condition and results of operations. As of September 30, 2005, we were party to the following legal proceeding:

Actions Semiconductor

On January 4, 2005, we filed a lawsuit against Actions Semiconductor Company, Ltd., based in Zhuhai, Guangdong, China (“Actions Semiconductor”), in the United States District Court for the Western District of Texas, Austin Division. We assert that certain Actions Semiconductor ICs that are incorporated as components in MP3 players being shipped into the United States infringe multiple SigmaTel patents related to our portable audio SoCs. We are seeking damages and requesting a permanent injunction prohibiting Actions Semiconductor from designing, manufacturing or selling the infringing MP3 integrated circuits in the United States. We are also requesting a permanent injunction prohibiting further shipment of products into the United States that use Actions Semiconductor integrated circuits. In May, 2005, this United States District Court case was formally stayed, by mutual agreement of the parties, during the pendency of the U.S. International Trade Commission investigation described below.

In addition, on March 14, 2005, we filed a complaint requesting that the U.S. International Trade Commission (the “ITC”) initiate an investigation of Actions Semiconductor Company, Ltd., for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain audio processing integrated circuits and other products containing these audio processing ICs. In our complaint, as amended, we asked the ITC to investigate whether certain Actions Semiconductor products infringe on one or more of the claims of U.S. Patent Nos. 6,137,279, 6,633,187, and 6,366,522. On April 18, 2005, the ITC instituted an investigation into Actions Semiconductor’s actions based on our allegations. On October 14, 2005, the administrative law judge presiding over this investigation granted our request to remove Patent No. 6,137,279 from the investigation. With respect to all of the remaining patents, we are seeking a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate. A trial in this ITC investigation is currently scheduled to begin on November 29, 2005.

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

As of September 30, 2005, we used the net proceeds of the offering as follows:

•	$4.5 million to satisfy an outstanding obligation to Cirrus Logic related to the settlement of an intellectual property dispute in 2000, which we recorded as a litigation settlement expense upon completion of the offering;

•	$4.2 million to repay existing debt under our Loan and Security Agreement with Silicon Valley Bank;

•	$1.6 million to repay accrued interest on convertible promissory notes ($1.4 million of which was paid to our affiliates as described below), the principal amount of which notes were converted into 1,022,102 shares of our common stock in connection with our initial public offering;

•	$21.0 million to repurchase 1,381,991 shares of our common stock in open-market transactions pursuant to a share repurchase program announced on July 27, 2004;

•	$1.7 million to purchase certain assets related to the sale of SigmaTel products in Korea from our long-time Korean distributor, Mooji Corporation Limited on July 1, 2005;

•	$10.0 million to purchase certain assets, intellectual property and engineering resources associated with the Rio® portable audio product line from D&M Holdings, Inc. on July 26, 2005;

•	$18.8 million to purchase all of the issued and outstanding shares of Protocom Corporation on August 26, 2005;

•	$57.0 million to purchase all of the issued and outstanding shares of Oasis Semiconductor, Inc. on September 6, 2005;

•	$9.4 million to purchase certain assets, intellectual property and engineering resources from the Direct Digital Amplification (DDX®) product line of Apogee Technology, Inc. on October 5, 2005; and

•	the remaining net proceeds were invested in short-term, investment-grade, interest bearing instruments, pending their use to fund working capital and other general corporate purposes, including capital expenditures and research and development.

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

SIGMATEL, INC.

Dated: November 10, 2005	By:	/s/ ROSS A. GOOLSBY
Ross A. Goolsby
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number
2.1(1)	Agreement and Plan of Reorganization, dated July 26, 2005, by and between SigmaTel, Inc., Amoeba Acquisition Corporation, Amoeba II Acquisition Corporation, Protocom Corporation, certain shareholders of Protocom, and Ren-Yuh Wang, as shareholders’ agent for the shareholders of Protocom

2.2(2)	Agreement and Plan of Reorganization, dated September 6, 2005, by and between SigmaTel, Inc., PPR Acquisition Corporation, Oasis Semiconductor, Inc., certain stockholders of Oasis and William H. Wrean, Jr., as stockholders’ agent for the stockholders of Oasis

3.1(3)	Second Restated Certificate of Incorporation of SigmaTel, Inc.

3.2(4)	Amended and Restated Bylaws of SigmaTel, Inc.

4.1(4)	Specimen certificate for shares of common stock

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2005.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 12, 2005.

(3)	Incorporated by reference to Exhibit 3.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.

(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.