Form 10-K
period 2005-12-31
SIGMATEL INC
filed 2006-02-24
CIK 1043639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Common Stock, $0.0001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005) was $641,510,058 (assuming, for this purpose, that only directors and executive officers are deemed affiliates).

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 37,425,204 as of January 31, 2006.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part II and Part III of this Form 10-K.

SIGMATEL, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT

Except for the historical financial information contained herein, the matters discussed in this report on Form 10-K (as well as documents incorporated herein by reference) may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based upon current expectations that involve risks and uncertainties and include declarations regarding the intent, belief or current expectations of us and our management and may be signified by the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this report. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, whether as a result of new information, future events, or otherwise. All discussion in this report should be read in conjunction with our financial statements and the accompanying notes contained in this report. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “SigmaTel” refer to SigmaTel, Inc. and its consolidated subsidiaries.

PART I

Item 1. Business.

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, analog-intensive, mixed-signal integrated circuits, or ICs, for a variety of products in the consumer electronics and computing markets, including portable multimedia players, such as MP3 players; notebook and desktop personal computers, or PCs; digital video cameras; multi-function peripheral devices, or MFPs, which incorporate the functionality of multiple discrete devices, including printers, photo-printers, copiers, scanners, and facsimile machines, into a single device; digital televisions; DVD players; set-top boxes; and Universal Serial Bus, or USB, infrared devices. We provide our customers complete, system-level solutions that include highly-integrated ICs, customizable firmware, software development tools, reference designs, and applications support. Our focus on providing system-level solutions enables our customers to rapidly introduce and offer electronic products that are small, light-weight, power-efficient, reliable, cost-effective, and capable of performing multiple desired functions.

We were founded in 1993 with an initial focus on providing semiconductor design services on a contract basis. In 1995, we began developing our own IC products. In early 2001, we hired our current Chief Executive Officer, Ronald Edgerton, established a new management team, and redirected our development efforts towards host audio codecs and portable multimedia SoCs. We made our first commercial shipments of portable multimedia SoCs in 2001. The primary market for these products is the portable multimedia player market. During 2001, we also began to sell our audio codecs into the consumer electronics market for products such as DVD players and set top boxes. We made our first commercial shipments of both multi-function peripheral (“MFP”) ICs and digital video camera ICs in the third quarter of 2005 as a result of the Oasis Semiconductor, Inc. (“Oasis”) and Protocom Corporation (“Protocom”) acquisitions (see Note 7 of Notes to Consolidated Financial Statements). We made our first commercial shipments of USB peripheral ICs in 2000, primarily targeting USB-to-Infrared wireless connectivity applications.

Our principle executive offices are located at 1601 S. MoPac Expressway, Suite 100, Austin, Texas 78746 and our telephone number at that location is 512-381-3700. We also have international offices and operations in Hong Kong, Taipei, Taiwan, Shenzhen, China, Singapore, Seoul, South Korea, Tokyo, Japan, and Cambridge, England. Our internet address is www.sigmatel.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from our website as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our common stock trades on the Nasdaq National Market under the symbol “SGTL.” The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website.

Industry Background

According to market research firm iSuppli Corporation, the worldwide Analog IC market was $50.8 billion in 2003 and will climb to $91.5 billion by 2008. The source of this statistic is the iSuppli report: “Rising ASPs in 2004: The Resurgence of Standard Linear ICS—Analog and Interface—H1 2004.” Analog ICs monitor and manipulate real world signals such as sound, light, pressure, motion, temperature, and electrical current, and are used in a wide variety of electronic products such as PCs, cellular handsets, DVD players, digital still and video cameras, MFP products, automotive electronics, and medical imaging equipment. Digital ICs perform arithmetic functions on data represented by a series of ones and zeroes, provide critical processing power, and have enabled many of the computing and communication advances of recent years. As digital systems proliferate, there is a growing need for analog functionality to enable these digital systems to interface with the real world.

Several powerful trends are driving demand for analog-intensive, mixed-signal ICs in electronic devices:

•	Smaller, Lighter and More Power-Efficient Portable Electronic Devices. Consumers are increasingly demanding portable electronic devices that enable them to enjoy digital media, communicate, and compute independent of physical location. For example, notebook PC sales are growing at a significantly faster rate than desktop PC sales, and sales of portable multimedia players and portable storage devices are also growing rapidly. Consumers increasingly desire electronic devices that include wireless connectivity technologies, such as Wireless LAN, Bluetooth, and Infrared connectivity. To respond to demand for smaller, lighter and more power-efficient portable electronic devices, manufacturers are increasingly seeking highly-integrated semiconductor solutions.

•	Demand for Enhanced Audio and Visual Capabilities. Increasing broadband usage, a growing selection of digital media content, such as compressed digital audio and video files and digital photographs, and a rapid decline in the cost of electronic storage, such as flash memory, are driving consumer desire for digital media content and the devices that play such content. In addition, several developments are driving industry growth. In April 2003, Apple Computer introduced its iTunes Music Store, and according to Apple in July 2005, its customers have purchased and downloaded more than 500 million songs from this online service since inception. In addition to Apple’s iTunes, more than a dozen Microsoft WMA-based pay-per-download music sites have become established over the last two and one half years. These sites include MSN Music, Real Networks, Napster, MusicMatch, Walmart, and others. Factors supporting the increase in legitimate, paid-content online music sales include (i) the recording industry’s simultaneous legal challenges to free distribution of copyrighted audio content and its cooperation with companies that distribute digital audio content and (ii) the development of protected, digital rights management plans that allow for varying payment and ownership schemes, such as direct purchases of songs or subscription-based plans. Today, substantially all PCs, many DVD players and digital TVs feature advanced audio capabilities such as software equalization, which enables control of sound frequencies through software, and sound spatialization, which provides enhanced stereo effects. To continue to satisfy increasing consumer demand for high-quality audio and visual experiences, manufacturers require ICs that incorporate high-fidelity, analog circuitry for converting digital data, such as compressed audio files, into real world sounds, such as music.

•

Lower Cost Consumer Electronic Products and Growth in Worldwide Consumer Markets. Economic growth and increases in discretionary income in populous developing countries such as China, are increasing global demand for consumer electronics. For example, according to Euromonitor International, a leading independent provider of strategic market research, China’s consumer electronics market is expected to grow by 48.5% in constant value terms until 2008, with an average annual increase of 8.2%. At the same time, consumer electronic devices continue to become more affordable.

For example, in November 2005, market research firm IDC forecasted the price of NAND memory, a key component for portable multimedia players and digital cameras, to decrease at a 48% compounded annual growth rate for 2004 through 2009. Together, these trends are accelerating worldwide demand for consumer electronic devices.

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

SigmaTel’s Solution

We are a provider of analog-intensive, mixed-signal ICs for a variety of products, including portable multimedia players, notebook and desktop PCs, digital video cameras, portable media players, MFP products, digital televisions, DVD players, and set-top boxes. We offer a complete, system-level solution including highly-integrated ICs, customizable firmware, software development tools, reference designs, and applications support.

Our analog-intensive, mixed-signal ICs provide our customers with the following benefits:

Mixed-Signal Integration Reduces Size and Cost. We are able to integrate into a single IC many of the components of an entire electronic system or sub-system. For example, in our portable multimedia SoCs, we incorporate standard digital components such as a processor and memory, certain peripheral connections such as a USB interface, as well as proprietary analog components such as analog-to-digital and digital-to-analog converters, a DC-to-DC converter for dynamic power management, and audio signal amplifiers. Our integration of such a large number of analog and digital components on the same IC eliminates significant design challenges that would otherwise be faced by our customers, enabling them to reduce their overall bill of materials cost and to produce smaller, lighter, more reliable and more power-efficient portable products. For example, A-MAX Technology, Creative Technology and Apple have used our portable multimedia SoC to produce portable multimedia players which are approximately the size of a package of chewing gum. Further, we provide a mixed-signal system controller that integrates substantially all of the electronic processing functions of an MFP product onto a single IC, significantly lowering customers’ bills of materials by reducing the number of other components in their MFPs.

Power Management Expertise Enables Extended Battery Life. Our ICs enhance the battery life of our customers’ portable devices. We integrate proprietary DC-DC conversion technology to optimize voltage levels to run different functional areas of our ICs at the minimum power necessary. We also use proprietary design techniques to reduce power consumption, such as the partition or division of our ICs into multiple clock domains to enable us to shut off functional areas of our ICs when not in use. Further, we use highly-optimized software and firmware to reduce the amount of processing power and memory required for a given function, further reducing power consumption. For example, some of our customers have found that their portable multimedia players that use our ICs provide up to 70 hours of battery life on a AA battery. Instead of extending battery life, many of our customers use smaller batteries, thus enabling them to significantly reduce the overall size, weight and cost of their devices.

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

Hardware and Software Design for Enhanced End User Experience. We enable our customers to offer products with superior audio quality and advanced features. Our circuit design expertise has enabled us to design highly-integrated products with low noise levels, and thus high audio quality. Our audio codecs facilitate the connection of computers and consumer audio equipment by incorporating consumer, audio-centric interfaces. In addition, the firmware allows an end user to enjoy many advanced features such as 3D audio or sound spatialization, surround sound, and software equalization. Our hardware and firmware architecture, combined with our software development kit also enables our customers to customize their products with features such as menu structure and options, configuration of buttons, and other aspects of the user interface.

The SigmaTel Strategy

Our objective is to be a leading supplier of highly-integrated, analog-intensive, mixed-signal ICs for portable consumer electronics devices, personal computing, and consumer and business office equipment. To achieve this goal, we are pursuing the following strategies:

Target Multiple High-Growth Portable and Non-Portable Electronic Device Markets. By leveraging our proprietary design methodologies and extensive experience, we intend to introduce new analog-intensive, mixed-signal ICs that are small and power-efficient. We have applied our capabilities successfully to expand into the portable multimedia player, digital still and video camera, MFP, and USB peripherals markets. We are currently a leading supplier of portable multimedia SoCs for use in flash memory-based portable multimedia players. We believe our integration expertise and proprietary power management technology will enable us to efficiently develop new products for existing and emerging portable device market opportunities.

Focus on Industry-Leading Customers. Many of our customers are industry leaders in their respective markets. We are focused on developing close relationships with industry leaders to facilitate rapid adoption of our products, drive higher sales volumes, and gain greater insight into market trends to help us more efficiently develop new products. For a given customer, we seek to expand our product opportunities both within an existing application as well as within new application segments served by these customers. For example, we have been able to leverage sales of our audio codecs for notebook PC customers into sales of audio codecs for desktop PCs sold by these same customers, sales of our portable multimedia SoCs for portable multimedia player manufacturers into sales of audio codecs for PCs sold by the same customers, and sales of audio codecs for PC customers into sales of portable multimedia SoCs for portable multimedia players sold by the same customers. In addition, our goal is to build strong, collaborative relationships with leading Original Device Manufacturers (“ODMs”) to help ensure the adoption of our products in their next generation products.

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

Continue to Invest in Technology Development to Extend Market Leadership Position. We believe we have established a reputation as a technology leader in the design and development of analog-intensive, mixed-signal ICs. We intend to extend our technology leadership by leveraging our talented pool of engineers and investing significant resources in recruiting and developing additional expertise in analog-intensive, mixed-signal IC design. Through the acquisition of businesses including Oasis and Protocom, as well as internal development efforts, we continue to diversify our product offerings in order to realize future benefits and expand our total available market opportunity. As of December 31, 2005, we held 60 U.S. patents and 32 international patents. We are actively expanding our intellectual property position by aggressively investing in research and development and pursuing additional patent applications. In addition, we are actively pursuing patent infringement litigation, which includes International Trade Commission proceedings, against third parties that we believe infringe our patents.

Capitalize on Highly-Focused Business Model. We are a fabless semiconductor company, utilizing third parties to manufacture, assemble and test our products. This approach reduces our capital and operating requirements and enables us to focus on product development. We use standard digital CMOS technology in mature process geometries to reduce our costs and time to market. We rely on a worldwide network of distributors and sales representatives to sell our products, as well as on direct sales efforts. We believe this approach to sales reduces our selling and marketing expenses while enabling us to rapidly grow our business.

Recent Developments

On January 24, 2006, our Board of Directors authorized us to repurchase up to $30 million of our outstanding common stock in the open market or in privately negotiated transactions in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors.

On December 16, 2005, our Board of Directors approved the acceleration (the “Acceleration”) of the vesting of all unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $20.00 per share previously awarded to SigmaTel employees, but excluding SigmaTel’s current executive officers and directors, under SigmaTel’s 2003 Equity Incentive Plan, as amended. The Acceleration was effected on December 31, 2005. The Acceleration enabled us to avoid recognizing compensation expense associated with these options upon adoption of the revised Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition, and Disclosure, (“SFAS No. 123R”). Options granted with respect to approximately 1.8 million shares of SigmaTel’s common stock were subject to this Acceleration. These options represented approximately 33% of the total shares of SigmaTel common stock subject to outstanding options and approximately 44% of the total shares subject to outstanding unvested options, prior to the Acceleration. The exercise prices of the options subject to the Acceleration ranged from $20.03 to $55.86, with a weighted average exercise price of $31.10. The options subject to the Acceleration were granted between October 21, 2003 and October 3, 2005.

On October 5, 2005, we acquired certain assets, intellectual property and engineering resources from the Direct Digital Amplification (DDX®) product line of Apogee Technology, Inc. for $9.4 million in cash. We also agreed to make an additional payment of up to $4.5 million in cash pursuant to the terms of an earn-out provision based on the achievement by the DDX® business of certain revenues during the one-year period following the closing.

On September 6, 2005, we acquired Oasis Semiconductor, Inc., a privately held provider of ICs for the multi-function peripheral market, for $57.0 million in cash. We also agreed to make an additional payment of up to $25.0 million in cash pursuant to the terms of an earn-out provision based on the achievement by the Oasis business of certain calendar year 2006 revenues.

On August 24, 2005, we completed our acquisition of Protocom Corporation, a privately held provider of ICs to the digital video camera market, for $18.8 million in cash and $28.2 million in the form of 1,437,304 shares of SigmaTel common stock. We have registered for resale the 1,437,304 shares issued to the Protocom shareholders under the terms of the acquisition agreement.

On July 26, 2005, we acquired certain assets, intellectual property and engineering resources associated with the Rio® portable audio product line from D&M Holdings, Inc. for $10.2 million in cash.

During 2005, we opened branch offices in Taipei, Taiwan and Shenzhen, China, and established international subsidiaries and opened offices in Singapore, Seoul, South Korea, Tokyo, Japan, and Cambridge, England.

SigmaTel’s Markets and Products

We currently design, develop and market proprietary, analog-intensive, mixed-signal ICs for portable multimedia players, notebook and desktop PCs, consumer audio and video equipment, multi-function peripheral products, or MFPs, and infrared peripherals.

Portable Multimedia SoCs

Advances in file compression technology and growth in broadband usage have made it increasingly convenient to store and transfer digital multimedia files. The most common audio standard today, MP3, typically provides a greater than ten-to-one file size reduction for digital audio content. Other standards, such as Windows Media Audio, or WMA, and mp3PRO offer even greater compression capabilities. The MPEG4 and H.264 video compression standards allow for greater compression of digital images. In recent years, a number of companies have introduced products that play compressed digital multimedia files. These products require ICs to decode the compressed files into audible sounds and visible images.

Our portable multimedia SoCs are highly-integrated, battery-optimized ICs designed to decode compressed multimedia files, such as MP3 and MPEG4 files. We offer a broad range of portable multimedia SoCs at various price points and with a variety of features. For example, some of our more advanced portable multimedia SoCs incorporate USB2.0 Hi-Speed capability, a next generation USB standard that allows for faster data transfer rates than USB1.1. In addition, several of our portable multimedia SoCs feature support for miniature hard disk drives, or HDDs, enabling recording onto high-capacity media.

The following table summarizes our current family of portable multimedia SoCs:

		Key Features
Product	Introduction Date(1)	Playback/Record	Processor Core	USB Capability	Display(2)	Battery Support	Battery Life (Hours)(3)	Storage Media
STMP 3502	Q3 2004	• MP3/WMA playback • JPEG/Motion video playback • Voice record	• DSP-75MHz	• 2.0 (Full-Speed) • Mass storage	• LCD • LED • OLED	• 1xAA • 1xAAA • 2xAA • 2xAAA	25	Flash

STMP 3503	Q3 2005	• MP3/WMA playback • JPEG/Motion video playback • Digital rights management • Voice record	• DSP-75MHz	• 2.0 (Full-Speed) • Mass storage	• LCD • LED • OLED	• 1xAA • 1xAAA • 2xAA • 2xAAA	25	Flash

STMP 3504	Q4 2005	• MP3/WMA playback • JPEG/Motion video playback • Voice record	• DSP-75MHz	• 2.0 (Full-Speed) • Mass storage	• LCD • LED • OLED	• 1xAA • 1xAAA • 2xAA • 2xAAA • Lithium ion • Nickel Metal Hydride • Recharge Circuit	50	Flash

STMP 3505/6	Q4 2003	• MP3/WMA playback • JPEG/Motion video playback • MP3 encode • Digital rights management • Voice record	• DSP-75MHz	• 2.0 (Full-Speed) • Mass storage • Media Transfer Protocol (MTP)	• LCD • LED • OLED	• 1xAA • 1xAAA • 2xAA • 2xAAA	50	Flash

STMP 3507	Q4 2005	• MP3/WMA playback • JPEG/Motion video playback • Digital rights management • Voice record	• DSP-75MHz	• 2.0 (Full-Speed) • Mass storage • Media Transfer Protocol (MTP)	• LCD • LED • OLED	• 1xAA • 1xAAA • 2xAA • 2xAAA • Lithium ion • Nickel Metal Hydrid • Recharge Circuit	50	Flash

STMP 3510/20	Q4 2003	• MP3/WMA playback • JPEG/Motion video playback • MP3 encode • Digital rights management • Voice record	• DSP-75MHz	• 2.0 (Hi-Speed) • Mass storage • Media Transfer Protocol (MTP)	• LCD • LED • OLED	• 1xAA • 1xAAA • 2xAA • 2xAAA • Lithium ion • Nickel Metal Hydride	50	Flash

STMP 3550/60	Q4 2003	• MP3/WMA playback • JPEG/Motion video playback • MP3 encode • Digital rights management • Voice record	• DSP-75MHz	• 2.0 (Hi-Speed) • Mass storage • Media Transfer Protocol (MTP)	• LCD • LED • OLED	• 1xAA • 1xAAA • 2xAA • 2xAAA • Lithium ion • Nickel Metal Hydride • Recharge Circuit	50	Flash and hard drive

STMP 36XX	Q4 2005	• MP3/WMA playback • JPEG playback • MP3 encode • Digital rights management • Voice record	• ARM9- 200MHz	• 2.0 (Hi-Speed) • Mass storage • Media Transfer Protocol (MTP)	• LCD • LED • OLED	• 1xAA • 1xAAA • 2xAA • 2xAAA • Lithium ion • Nickel Metal Hydride • Recharge Circuit	70	Flash and hard drive

(1)	Introduction date refers to the calendar quarter in which production shipments were initially made to customers.
(2)	Liquid Crystal Display (LCD), Light Emitting Diode (LED) and Organic Light Emitting Diode (OLED).
(3)	Using a single AA battery, MP3 playback at medium volume levels.

FM Tuner

SigmaTel’s STFM 1000 is our recently announced FM tuner designed to work with SigmaTel’s 35XX and 36XX families of portable multimedia SoCs to provide the added capability of receiving signals from FM radio stations. Since the STFM 1000 was designed to work with SigmaTel’s portable multimedia SoCs, SigmaTel eliminated significant blocks of circuitry that are typically found in off-the-shelf FM tuners and which are redundant with circuitry already found on SigmaTel’s portable multimedia SoCs. The elimination of this redundant circuitry results in an IC that generally consumes less power and is smaller than off-the-shelf FM tuners.

Portable Imaging SoCs

Similar to file compression technology for audio data, advances in video compression algorithms allow high quality video images (and the accompanying audio) to be stored using increasingly smaller file sizes. In order to take advantage of these compression technologies, digital video recorders and digital camcorders require ICs that can compress a video and audio stream using these advanced compression algorithms. Products which play compressed digital video files, such as digital video recorders and portable video players, also require ICs that can decode the compressed files into digital video images and sound.

SigmaTel’s PR818S portable imaging SoC is designed to compress a video and audio stream using these advanced compression techniques. As opposed to relying on a software implementation of these compression algorithms, SigmaTel’s PR818S uses a hardware solution, which means that certain circuitry in the chip is dedicated to the various compression algorithms. SigmaTel’s solution results in significantly lower power consumption and lower heat dissipation than solutions using software implementations of the compression algorithms. As a result of its lower power consumption, the PR818S is suitable for battery powered consumer products, such as digital camcorders and portable video players. As a result of its lower heat dissipation, the PR818S significantly reduces the amount of heat-related design issues that our customers must consider. SigmaTel’s PR818S portable imaging SoC also decodes images compressed with these advanced compression algorithms for playback of video and audio.

The following is a summary of the key features of our PR818S portable imaging SoC:

Key Features
Video Formats (Full Duplex):	MPEG-4 ASP/SP, MPEG-2, NTSC (720x480) PAL (720x576) – all at full frame rate (up to 30 fps)

Audio Formats:	ADPCM, MP3, AAC

External Memory Support:	NOR Flash, SDRAM

Hard Disk Interface:	IDE, ATA

Display Interface:	LCD (RGB666)

Connectivity:	USB 2.0, PCI

Power Consumption:	Approx. 400mW during simultaneous video capture and playback; Approx. 250mW during video playback

Audio Codecs

Notebook and desktop PCs continue to become increasingly media oriented as consumers use their PCs to play compressed multimedia files, CDs, advanced video games and DVDs. Microsoft’s Media Center and Intel’s ViiV initiatives continue to push the PC into the living room entertainment center and require higher levels of audio fidelity. Intel’s Digital Home and Digital Office initiatives are creating new opportunities for increased audio capabilities. Today’s PC applications require high performance audio codecs with varying capabilities offered at various price points. The notebook PC segment and various smaller form factor desktop PCs require small form factors and low power consumption.

We offer a family of notebook and desktop PC audio codecs that provide playback and record functions with high audio fidelity. Until 2004, our PC audio codecs have been built in accordance with an Intel sponsored specification called “Audio Codec, 1997,” or AC 97. We worked with Intel to develop Intel’s High Definition Audio (HD Audio) specification which was released in 2003 to enable increased audio performance in the PC and in PC-like systems. The majority of our new PC design activity in 2005 was based on the newer HD Audio standard.

In 2004, we introduced our first products which were developed in accordance with the HD Audio specification. In 2005, we introduced our third generation of HD Audio codecs that are targeted at providing high fidelity audio to notebook and desktop PCs. In 3Q 2005, we introduced HD Audio Codecs targeted for the notebook PC and we sampled new HD Audio codecs targeted for the mainstream and high end consumer desktop PC. These new codecs provide advanced features enabling our customers to innovate their designs while reducing system costs. The HD Audio product family now includes a broad range of 2-channel HD-Audio codecs that set a new performance standard for notebook PCs, and 8-channel HD Audio codecs that are specifically targeted to provide theater quality 7.1 audio to entertainment and mainstream PCs. These new codecs provide true 24-bit audio capabilities with SNR (Signal-to-Noise Ratio) performance that is similar to consumer electronics products. The continued convergence of PC and consumer audio equipment has led to increasing demand for our audio codecs within consumer electronic devices such as digital TVs and set-top boxes. To address this trend, we incorporate interfaces such as Inter-IC Sound, or I2S, Sony/Philips digital interface, or S/PDIF, and ADAT within our products to facilitate connectivity.

In 2005, we also announced that we developed and began to manufacture the Theater Quality codec providing the Sound Reality ™, a Sony trademark, technology in Sony’s latest VAIO PCs. This codec, developed in partnership with Sony, provides a PC industry leading 107dB SNR. This solution allows Sony to provide best of class audio performance in its PC’s without the addition of a high priced add-in sound card.

Our latest family of 2-channel high fidelity codecs provide technology that support digital microphones and fax/modem. These new products are the first in the market to provide an interface to digital microphones. Digital microphone technology enables the optimal placement of microphones in a notebook PC application (in the display bezel) resulting in dramatic increases in voice input performance which should be a benefit to the rapidly growing VoIP application base.

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

Consumer devices, such as personal video recorders, are increasingly incorporating PC components such as hard disk drives and microprocessors. As a result, there are many applications that are implemented with PC architectures that can use the same AC97 and HD Audio codec technology currently employed in nearly all PCs. Our AC97 and HD Audio codecs, which employ the consumer audio-centric I2S interfaces and S/PDIF interfaces (noted in the table below), are particularly well suited to take advantage of the emerging convergence of PC and consumer audio equipment.

The following table summarizes our family of notebook and desktop PC audio codecs as well as consumer audio codecs:

Product	Introduction Date(1)	System Interface	Number of Channels	Signal to Noise Ration (dB)	S/PDIF Interface	ADAT Interface	Jack- sensing	Digital Microphone Interface	Integrated Modem Support	Recording Capability	Application
STAC 9460	Q3 2000	I2S	6	107						✓	DVD players, set-top box
STAC 9461	Q2 2001	I2S	6	107							DVD players, set-top box
STAC 9462	Q2 2001	I2S	2	107						✓	DVD players, set-top box
STAC 9463	Q2 2001	I2S	2	107							DVD players, set-top box
STAC 9750	Q2 2001	AC97	2	90	✓					✓	Notebooks and desktops
STAC 9766	Q3 2001	AC97	2	100	✓		✓			✓	Notebooks and desktops
STAC 9752	Q2 2002	AC97	2	90	✓		✓			✓	Notebooks and desktops
STAC 9758	Q3 2002	AC97	6	98	✓		✓			✓	Notebooks and desktops
STAC 9752A	Q1 2004	AC97	2	94	✓		✓			✓	Notebooks and desktops
STAC 9770	Q2 2004	AC97/ HD Audio/ I2S	2	100	✓		✓			✓	Notebooks and desktops
STAC 9772	Q2 2004	AC97/ HD Audio	2	90	✓		✓			✓	Notebooks and desktops
STAC 9200	Q1 2005	HD Audio	2	100	✓		✓			✓	Notebooks and desktops
STAC 9220	Q1 2005	HD Audio	8	95	✓		✓			✓	Desktops and high-end notebooks
STAC 9221	Q1 2005	HD Audio/ I2S	8	105	✓	✓	✓			✓	High-end and entertainment desktops
STAC 9223	Q1 2005	HD Audio	8	95	✓	✓	✓			✓	Mainstream Consumer Desktop
STAC 9202	Q3 2005	HD Audio	2	100	✓		✓	✓		✓	Notebooks
STAC 9250	Q3 2005	HD Audio	2	100	✓		✓		✓	✓	Notebooks
CXD9872R	Q3 2005	HD Audio	8	107	✓		✓			✓	High-end entertainment notebooks and desktops

(1)	Introduction date refers to the calendar quarter in which production shipments were initially made to customers.

Multi-Function Peripheral Products

We entered the multi-function peripheral products, or MFP, system controller market through our September 2005 acquisition of Oasis. The MFP market is part of the broader market for consumer and business office equipment, which also includes, among other devices, stand-alone printers, copiers, scanners, and facsimile machines. MFPs are complex devices capable of performing multiple tasks, such as printing and receiving a facsimile simultaneously. These devices require a variety of high performance semiconductor components, multiple motor controls, print engine control, connectivity technologies, such as analog modems and universal serial bus, or USB, and extensive firmware and software.

MFP vendors face intense pressure to offer high performance products with rich features that are easy to use at attractive prices. Many vendors are finding it is not cost-effective to develop and maintain complex MFP technologies. As a result, many MFP brand name companies are outsourcing some or all of the design and manufacturing of their MFPs to third-party contract manufacturers. A key component of the MFP is the system controller, which provides substantially all of the electronic processing functionality required for MFPs to operate, including image capture and processing, motor control, print engine control, and connectivity with PCs and other peripherals.

Our MFP system controller solutions include: mixed-signal ICs, extensive firmware, reference designs, and development tools. We offer our MFP system controller solutions as application-specific standard products, or ASSPs, so that a wide range of MFP vendors can utilize them in their MFP products. Our MFP system controller solutions provide substantially all of an MFP’s electronic processing functionality, including image capture and processing, motor control, print engine control and connectivity with PCs, and other peripherals. By offering ASSPs with extensive firmware, we enable our customers to rapidly introduce and market high-quality MFPs and other related products that offer ease of use at an attractive price.

Our current MFP ASSP products include our DigiColor2, our Digicolor2000 and our DigiColor2100 product families. The DigiColor2 is a color MFP system controller which first went into production in the fourth quarter of 2001. In developing the DigiColor2, we reused the core technology of our earlier DigiColor1 (our first color MFP system controller which first went into production in the first quarter of 2000), increased the power of the microcontroller, and integrated additional image-processing features, USB 1.1 connectivity, and printer controller functionality which allows our MFP system controller solutions to control inkjet print heads directly.

The DigiColor2000 is a mixed-signal, color MFP system controller which first went into production in 2004. In developing the DigiColor2000, we reused the core technology of our DigiColor2 and integrated numerous additional analog and digital features, resulting in lower system cost and greater system functionality. Upgraded features added to the DigiColor2000 include USB 2.0 and USB host support, 802.11 and IrDA wireless support, digital camera support, a scanner analog front end, a real-time clock, and universal print controller functionality.

The DigiColor2100 is a mixed-signal, color MFP system controller which first went into production in 2005. In developing the DigiColor2100, we reused the core technology of out DigiColor2000 and integrated numerous additional features, resulting in greater system functionality, including direct printing of photographs and dramatically faster image processing. Updated features added to the DigiColor 2100 include DDR DRAM support, full hardware JPEG compression and decompression, color LCD and TV interface capabilities, and support for flash memory cards like CompactFlash, SD and MemoryStick.

Additionally, we are applying our printing and MFP technologies to some new imaging markets. For example, we have successfully reused our knowledge of imaging systems to develop chips to address the LCD Picture Frame market. This new product category allows customers to display and organize digital photographs on a flat panel by inserting a flash memory card or by directly connecting their digital camera. Our integrated solution provides advantage in the market because of our superior image processing, our built-in connectivity solutions and our reusable firmware stacks.

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

Our initial product in the USB peripherals market was a USB-to-Infrared bridge controller IC implementing the USB 1.1 interface standard to enable high-speed (up to 4 megabits per second) wireless infrared data communications through a standard desktop or notebook PC USB port to infrared enabled mobile devices. Our USB-to-Infrared bridge device is commonly used in external peripheral devices, typically called infrared dongles, to enable standard desktop PCs and notebook PCs which do not include an integrated infrared transceiver to communicate with other infrared equipped products. Infrared dongles may be configured as a small plastic case with an integrated infrared window and a typical USB connector or cable. If the USB connector is integrated directly into the plastics and the cable is eliminated, the unit is typically called an Infrared stick.

During the first quarter of 2004, we introduced our second USB-to-Infrared bridge controller IC, the STIR4210, implementing the higher speed USB 2.0 Hi-Speed interface. The STIR4210 enables Serial Infrared (SIR), Medium Infrared (MIR) and Fast Infrared (FIR) IrDA communications up to 4 megabits per second. In the third quarter of 2004, we introduced the STIR4220 USB Infrared bridge controller that is the world’s first Very Fast Infrared (VFIR) controller providing IrDA communications up to 16 million bits per second. VFIR enables the wireless transfer of a 3 megabyte digital music file or high resolution photo in approximately 2.5 seconds.

In 2005, we added the STIR4230/4231 embedded VFIR controller to our IrDA product family. The STIR4230/4231 is a low cost, low power, IrDA VFIR Controller and FIR Controller integrated circuit for enabling IrDA communication capabilities in embedded designs. The STIR4230/4231 interfaces to a host system through a Serial Peripheral Interface (SPI) and provides all functionality necessary between the embedded host processor and an IR transceiver. An IR communication subsystem can be implemented simply by adding an IrDA compatible transceiver. The STIR4230/4231 offers low power operation and can operate in embedded systems with a supply voltage ranging from 1.8V to 3.3V.

The following table sets forth our revenues for each product class which accounted for greater than 10% of our revenues during any of the last three years (Audio Codecs include both notebook and desktop PC audio codecs and consumer audio codecs):

	Year Ended December 31,
	2005	2004	2003
Portable Multimedia SoCs	90.6%	89.3%	75.9%
Audio Codecs	*	*	19.6%

*	Less than 10%

Customers, Sales and Marketing

Our marketing and sales strategy is to achieve design wins with technology leaders and emerging participants in the portable multimedia player, personal computer, consumer audio equipment, MFP, and USB peripherals markets. We rely heavily on both distributors and direct sales efforts to market our products. Our direct and indirect customers include both OEMs and ODMs.

Many of the leading OEMs in our markets use ODMs to manufacture their products. Accordingly, a significant portion of our revenues are based on sales to ODMs by us or our distributors. Two of the largest ODMs that purchase our products are A-MAX Technology and ASUSTEK Computer Inc. These ODMs not only manufacture portable multimedia players and notebook or desktop PCs for Legend Computer, Dell, Gateway, Apple Computer, and others, but they manufacture their own branded products as well.

We have sold products to more than 400 direct and indirect customers during the last twelve months. During the year ended December 31, 2005, G.M.I. Technology, a distributor, ASUSTEK Computer Inc., an ODM, and Creative Technology, an affiliate until October 2005, contributed 18.3%, 14.8% and 13.5% of our revenues, respectively. During the year ended December 31, 2004, revenues from G.M.I. Technology, Holystone, a distributor, and Creative Technology contributed 27.3%, 17.0% and 14.1% of our revenues, respectively. During the year ended December 31, 2003, revenues from Holystone, Creative Technology and G.M.I. Technology contributed 31.9%, 14.3% and 10.6% of our revenues, respectively. GMI Technology’s revenues include its sales to A-MAX Technology, our largest customer serviced through distribution. A-MAX Technology represented 13.5%, 16.3% and less than 10% in 2005, 2004 and 2003, respectively, of our total revenues.

We utilize independent sales representatives and distributors with locations throughout the world. These “SigmaTel Qualified Distributors and Sales Representatives” have been selected based on their understanding of the mixed-signal IC marketplace and are measured on their ability to provide effective field sales support for our products. To supplement these sales representatives and distributors, we maintain direct sales offices in Texas, California, Massachusetts, Hong Kong, Taiwan, South Korea, China, Singapore, and Japan. We also utilize application engineers to provide technical support and assistance to existing and potential customers in designing, testing and qualifying systems that incorporate our products. Information about our revenues and long-lived assets in different geographic regions of the world is provided in Note 18 to our Notes to Consolidated Financial Statements.

Our marketing group focuses on our product strategy, product development road maps, new product introduction process, demand assessment and competitive analysis. The group works closely with our sales and research and development groups to align our product development road maps to meet key channel technology requirements from a strategic perspective. The group also ensures that product development activities, product launches, channel marketing program activities, and ongoing demand and supply planning occur in a well-managed, timely manner in coordination with our development, operations, and sales groups, as well as our ODMs, OEMs and distributors.

Our sales are made primarily pursuant to customer purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, we believe that backlog is not a good indicator of our future sales.

Research and Development

We engage in substantial research and development to develop new products to support our growth. We employ product designers who have expertise in system architecture, mixed-signal design, customizable firmware and software, and software development tools. As of December 31, 2005, we had 379 full-time employees engaged in research and development. Our research and development expense was $75.1 million, $32.3 million, and $17.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. All development is carried out using ISO9001:2000-certified and HSPM-certified design processes, and our design tools are frequently enhanced to improve design, fabrication, and verification of our products.

Technology

We have several key technological core competencies and have assembled multiple, worldwide, development teams with extensive mixed-signal design expertise to capitalize on these competencies. Where cost-effective, we purchase designed and verified function blocks, such as an ARM 9 series processing core, a DSP core, and a USB controller, from third-party vendors.

We combine high performance analog functionality on the same chip with digital functionality. One attribute of digital circuits is high-speed switching between logic states which generates transients known as electromagnetic interference or electrical noise. There are significant design and development challenges involved in mixing noisy digital circuits with noise-sensitive high performance analog circuits on the same IC. Our designers are skilled at solving these problems to achieve high quality multimedia performance on a mixed-signal SoC.

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

IC Fabrication

Our principal foundries are Taiwan Semiconductor Manufacturing Company in Taiwan and Chartered Semiconductor Manufacturing in Singapore. We also use Signetics in South Korea and United Microelectronics Corporation in Taiwan for certain products. These foundries currently fabricate our devices using mature and stable CMOS process technology with feature sizes of 0.13-micron and higher. We regularly evaluate the benefits and feasibility, on a product by product basis, of migrating to smaller process geometries to reduce cost and improve performance.

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

Quality Assurance

We have designed and implemented a quality management system that provides the framework for continual improvement of products, processes and customer service. We apply well-established design rules and practices for CMOS devices through standard design, layout and test processes. We also rely on in-depth simulation studies, testing and practical application testing to validate and verify our products. We emphasize a strong supplier quality management practice in which our manufacturing suppliers are pre-qualified by our operations and quality teams. In October 2005, we became the first company in the world to be granted registration from IECQ/ECCB for the IECQ-Hazardous Substance Process Management, or HSPM, which is based on the Electrical and Electronic Components and Products Hazardous Substance Free Standard, EIA/ECCB-954 International Standard. SigmaTel’s HSPM certification ensures that we have the internal processes to recognize our customers’, as well as statutory and regulatory, requirements for hazardous substance free products. Suppliers are required to have a quality management system, certified to ISO9000 standard, an environmental management system certified to ISO14000 standard, and to be HSPM certified and/or have third party certificates of compliance on all materials used in SigmaTel products. To ensure consistent product quality, reliability and yield, we closely monitor the production cycle by reviewing electrical, parametric and manufacturing process data from each wafer foundry and assembly subcontractor.

Competition

The markets for our ICs are intensively competitive. We believe that the principal bases of competition in our industry are:

•	product performance, level of integration, power efficiency, reliability, and price;

•	the ability to influence and comply with industry standards;

•	timeliness of new product introductions;

•	ability to obtain foundry capacity;

•	intellectual property position;

•	customer support; and

•	reputation and financial resources.

We believe that we compete favorably with respect to each of these factors. However, some of our larger competitors have greater financial resources, a greater ability to influence industry standards, and much more extensive patent portfolios than we do. We anticipate that the market for our products will be subject to rapid technological change. As we enter new markets and pursue additional applications for our products, we expect to face competition from a larger number of competitors. We face significant competition in each of our product lines. Within the portable multimedia player market, we primarily compete with Actions Semiconductor, ALi, Austria Microsystems, Freescale Semiconductor, Philips Semiconductor, PortalPlayer, Samsung, Sunplus, Telechips and Texas Instruments. In the audio codec market, we compete primarily with Analog Devices, C-Media, Cirrus Logic, and Realtek. Within the digital video camera market we compete primarily with Texas Instruments and Ambarella. Within the USB peripherals market, we compete primarily with MosChip Semiconductor and Prolific Technology, and with other multi-chip solutions. Within the MFP market, we compete primarily with Zoran Corporation and in-house captive suppliers. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. Certain of our customers have developed products or technologies internally which are competitive with our products. Other customers could develop internal solutions or enter into strategic relationships with or acquire existing mixed-signal IC providers. Any of these actions could replace their need for our products.

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

As of December 31, 2005, we held 60 issued U.S. patents and 32 international patents. Our patents and patent applications cover features employed in each of our existing product families. Our patents have expiration dates ranging from 2015 to 2023. We continue to actively pursue the filing of additional patent applications.

We claim copyright protection for the proprietary documentation used in our products and for the firmware and software components of our products. We have registered 16 U.S. copyrights, covering certain of our firmware and software applications. We have also registered the “SigmaTel” name and logo as trademarks in the U.S. and also have certain other trademarks with respect to products of businesses we have acquired.

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

Employees

As of December 31, 2005, we employed 610 full-time people, including 379 in research and development, 51 in operations, 97 in sales and marketing, and 83 in administration. We have never had a work stoppage and none of our employees is represented by a labor organization. We consider our employee relations to be good.

Item 1A. Risk Factors.

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

Most of our key products have only been sold in significant quantities for a short time. For example, our STMP 3410 portable audio systems on a chip, or SoCs, was introduced in the fourth quarter of 2001 but did not begin shipping in significant quantities until the second quarter of 2002, and production volumes of our STMP 35XX family of portable multimedia SoC products began shipping in the fourth quarter of 2003. In addition, we began shipping our latest product, the STMP 36XX family of portable audio SOCs, in the fourth quarter of 2005. Sales of the STMP 3410 and the STMP 35XX and STMP 36XX families of products are highly dependent upon continued acceptance of portable multimedia players by consumers. Since we cannot accurately monitor sell-through of our ultimate end customers’ portable multimedia players which contain our portable multimedia SoCs, it is possible that some of these products may not be selling through. As a result, our customers could experience inventory growth that could cause them to purchase fewer products from us or seek to return products to us in the future. There can be no assurance that our customers have not or will not place orders in excess of their requirements in response to actual or perceived shortages in the supply of our ICs. In such event, it will be more difficult for us to forecast our future revenues and budget our operating expenses, and our operating results would be adversely affected to the extent such excess orders are cancelled or rescheduled. We have limited historical financial data from which to predict our future sales and operating results for our portable multimedia SoCs and other key products that we have recently introduced. Our limited operating experience with these products, combined with the rapidly evolving nature of the markets in which we sell our products, including decreases in the overall average selling prices of our products, and other factors which are beyond our control, limit our ability to accurately forecast quarterly or annual sales. Because most of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall in sales. We have recently expanded our staffing and increased our expenditures to support future growth. If our growth does not materialize, our operating results would be adversely impacted.

We do not expect to sustain our recent growth rate.

Due primarily to increased sales of our portable multimedia SoCs, we have experienced significant revenue growth and have gained significant market share in a relatively short period of time. Specifically, our annual revenues increased from approximately $30.9 million in 2002, to $100.2 million in 2003, to $194.8 million in 2004, and to $324.5 million in 2005. However, we do not expect similar revenue growth or market share gains in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

We have incurred losses in prior periods and may incur losses in the future.

Although we had net income of approximately $35.9 million, $52.6 million and $10.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, we incurred net losses of approximately $8.3 million and $18.4 million for the years ended December 31, 2002, and 2001. Despite realizing net income in the years ended December 31, 2005, 2004 and 2003, we may incur losses in the future. We expect our operating expenses could continue to increase as we pursue our strategic objectives. Our results of operations for the year ended December 31, 2005 include a non-cash charge of approximately $1.3 million related to stock-based compensation, and our results of operations for the year ended December 31, 2004 include a non-cash charge of approximately $2.2 million related to stock-based compensation. We will continue to incur stock-based compensation in the future as a result of past and potentially future option or restricted stock unit grants. Further, due to our recent adoption of Financial Accounting Standard Board Statement No. 123R, we are now required to apply certain expense recognition provisions to share-based payments to employees using the fair value method, which expense recognition will reduce our profitability and could cause us to again incur net losses on a quarterly or annual basis. Our ability to maintain profitability depends on the rate of growth of our target markets, the continued market acceptance of our customers’ products, the competitive position of our products, and our ability to develop new products. Even though we have achieved profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

Stock-based compensation plans.

We currently have three active stock-based compensation plans, namely the SigmaTel 1995 Stock Option/Stock Issuance Plan, the SigmaTel 2003 Equity Incentive Plan, and the SigmaTel Employee Stock Purchase Plan. We have historically accounted for employee stock awards under our stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation No. 44, Emerging Issues Task Force (“EITF”) Issue No. 00-23, and related interpretations and Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. We currently account for equity awards issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and related interpretations. For employee stock awards, we have historically adhered to the disclosure-only provisions of these applicable accounting principles. In December 2004, the FASB issued a revision to SFAS No. 123 (“SFAS No. 123R”) that eliminates the alternative to use the disclosure-only provisions of SFAS No. 123, thereby requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. We will be required to recognize the cost of these equity awards granted beginning in the first quarter of 2006. While we are currently reviewing the implementation alternatives, we expect the expense associated with the adoption of SFAS No. 123R in our first quarter of 2006 to be approximately $2.4 million.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after its adoption.

We depend on a few key customers for a substantial majority of our sales and the loss of, or a significant reduction in orders from, any of them would likely significantly reduce our revenues.

For the years ended December 31, 2005, 2004 and 2003, sales to our top five customers accounted for approximately 60.9%, 72.3% and 71.9%, respectively, of our revenues. Our operating results in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our ICs. Our revenues would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers who place large orders, would harm our financial performance. Because our sales are made by means of standard purchase orders rather than long term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

We rely on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these sales channels, our revenues would likely decline.

Sales to a small number of distributors generate a significant amount of our revenues. Our sales through distributors accounted for 52.5%, 73.9% and 70.3% of our revenues for the years ended December 31, 2005, 2004 and 2003, respectively. Our sales to G.M.I. Technology, a distributor, accounted for 18.3%, 27.3% and

10.6% of our revenues in the years ended December 31, 2005, 2004 and 2003, respectively, and our sales to Holystone Enterprise, also a distributor, accounted for less than 10%, 17.0% and 31.9% of our revenues in the years ended December 31, 2005, 2004 and 2003, respectively. Despite the decreases as a percentage of total revenues, the dollar amount of our products sold through distributors is significant. If G.M.I. Technology, Holystone Enterprise or our other distributors were to materially reduce their purchases from us, our business, financial condition and results of operations would suffer.

Our business will depend on our ability to maintain and expand our relationships with distributors, develop additional channels for the distribution and sale of our products and effectively manage these relationships. Our distributors decide whether to include our products among those that they sell and may carry and sell product lines that are competitive with ours. Because our distributors are not required to make a specified minimum level of purchases from us, we cannot be sure that they will prioritize selling our products. As we continue to expand our indirect sales capabilities, we will need to manage the potential conflicts that may arise within our indirect sales force. We also rely on our distributors to accurately and timely report to us their sales of our products and to provide certain engineering support services to customers. Our inability to obtain accurate and timely reports and to successfully manage these relationships would adversely affect our business and financial results, and could impact the effectiveness of our internal controls.

Our business is highly dependent on the consumer electronics market, which is characterized by short product life cycles, fluctuations in demand and seasonality, and subject to risks related to product transitions and supply of other components.

We derive a substantial portion of our revenues from a limited number of products that are used in consumer electronic devices. The consumer electronics market is characterized by intense competition, rapidly evolving technology, and ever-changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles and significant price competition. The dynamic nature of this market limits our, as well as our customers’, ability to accurately forecast quarterly and annual sales. If we, or our customers, are unable to manage product transitions, our business and results of operations could be negatively affected. For example, if our customers were to transition from one type of flash memory to another type of flash memory and our product is not compatible with the new type of flash memory, sales of our ICs would be adversely affected if we were unable to update our product in a timely manner. Further, our customers may choose to replace our products with products of our competitors if we fail to implement our new products within given time constraints. In addition, we are subject to the risk of price volatility and supply problems with other components of the end products of our customers. For example, if our customers could not obtain sufficient supplies of flash memory or hard disk drives, key components in many portable multimedia players, the sales of our products that are also included in such devices would be adversely affected. Certain of our customers have recently indicated that they have been having difficulty in obtaining flash memory which is a key component of their portable multimedia players which also incorporate our portable multimedia SoCs. We believe that these flash memory supply constraints may cause our customers to purchase fewer portable multimedia SoCs than they might otherwise purchase, thus negatively affecting our business and revenue. Furthermore, continuing technological advancement in consumer electronic devices, which is a significant driver of customer demand, is largely beyond our control.

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

Because many of our ICs are designed for use in consumer electronic products, such as portable multimedia players, PCs, and DVD players, we expect our business to be subject to seasonality, with increased revenue in the third and fourth quarters of each year, when customers place orders to meet year-end holiday demand, and lower revenue in the first and second quarters of each year. However, our recent rapid growth in revenues makes it difficult for us to assess the impact of seasonal factors on our business. In particular, strong sales of our portable multimedia SoCs resulted in increased revenues during the first quarter of 2005 compared to the fourth quarter of 2004, offsetting seasonal demand factors. If we or our customers are unable to ramp up production of new or existing products to meet any increases in demand due to seasonality or other factors, our revenues from such products would be adversely affected.

China, Taiwan and Singapore, where we have significant sales, could experience a slowing in economic growth, which may reduce our expected revenues if the slowing continues.

A significant portion of our sales to manufacturers of portable multimedia players occur in China, Taiwan and Singapore, three countries that could experience a slowdown in economic growth. During the year ended December 31, 2005, 38.7% of our sales occurred in Hong Kong and China, 37.5% of our sales occurred in Taiwan, and 13.9% of our sales occurred in Singapore. While we cannot precisely determine the percentage of worldwide end user purchases of portable multimedia players that occur in China, Taiwan and Singapore, some of our customers have indicated that the growth in their sales to end customers in China, Taiwan and Singapore will be slower than originally anticipated due to the overall slowdown in economic growth in those countries. Thus, our ability to increase revenues and grow our profits in the short term could be negatively impacted as a result of a slowdown in economic growth in China, Taiwan and Singapore.

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

We derive a substantial portion of our revenues from our portable multimedia SoCs, the selling prices of our products tend to decline over time, and if we are unable to develop successful new products in a timely manner, our operating results and competitive position could be harmed.

Our recent revenue growth has been primarily from sales of our portable multimedia SoCs, which accounted for 90.6%, 89.3% and 75.9% of our revenues in the years ended December 31, 2005, 2004 and 2003, respectively. Our future success depends on our ability to develop successful new products in a timely and cost-effective manner. We are required to continually evaluate expenditures for planned product developments and choose among alternatives based upon our expectations of future market trends. We cannot assure you that we will be able to develop and introduce new or enhanced products in a timely and cost-effective manner or that our products will generate significant revenues. The development of our ICs is highly complex, and successful product development and market acceptance of our products depend on a number of factors, including:

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

As is typical in the semiconductor industry, the selling prices of our products tend to decline significantly over the life of the products. If we are unable to offset any reductions in the selling prices of our products by introducing new products at higher prices or by reducing our costs, our revenues, gross margins and operating results would be adversely affected.

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

Our products are designed to be foundry-portable. In general, each of our products is primarily manufactured at a single foundry. We provide these foundries with monthly rolling forecasts of our production requirements; however, the ability of each foundry to provide silicon wafers to us is limited by the foundry’s available capacity. Moreover, the price of our wafers will fluctuate based on changes in available industry capacity. We do not have long term supply contracts with any of our foundries. Therefore, our foundry suppliers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. Accordingly, we cannot be certain that our foundries will allocate sufficient capacity to satisfy our requirements. If we are not able to obtain foundry capacity, as required, our relationships with our existing customers would be harmed and our sales would likely decline.

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

We have in the past and may in the future experience significant period-to-period fluctuations in our revenues and operating results due to a number of factors, including:

•	the timing and volume of purchase orders and cancellations from our customers;

•	the rate of acceptance of our products by our customers;

•	the rate of growth of the market for analog-intensive, mixed-signal ICs;

•	fluctuation and seasonality in demand for our products;

•	technological innovations or new products by our competitors, customers or us;

•	increases in prices charged by our foundries and other third-party subcontractors;

•	decreases in the overall average selling prices of our products;

•	the availability of third-party foundry capacity;

•	the availability of components used in our customers’ products, such as flash memory or hard disk drives, which are key components in many portable multimedia players;

•	fluctuations in manufacturing yields;

•	the difficulty of forecasting and managing our inventory and production levels;

•	the rate at which new markets emerge for products we are currently developing or our ability to develop new products;

•	our involvement in litigation;

•	cost associated with acquisitions and dilution from the issuance of our stock in connection with acquisitions;

•	natural disasters, particularly earthquakes, or disease outbreaks, such as the recent outbreaks of bird flu and SARS, affecting countries in which we conduct our business or in which our products are manufactured, assembled, or tested;

•	changes in our product mix; and

•	the evolution of industry standards.

Any variations in our quarter-to-quarter performance may cause our stock price to fluctuate. It is likely that in some future period our operating results will be below the expectations of public market analysts or investors. If this occurs, our stock price may drop, perhaps significantly. Other factors that could cause our stock to be highly volatile are: announcements of changes to senior management and changes in earnings estimates or investment recommendations by analysts.

The average selling prices of our products could continue to decrease rapidly which may negatively impact our revenues and gross profits.

We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices, particularly for portable multimedia SoCs. We have in the past and expect in the future to reduce the average unit price of our products in anticipation of or in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. If we are unable to offset any such reductions in our average selling prices by increasing our sales volumes and reducing production costs, our gross profits and revenues will suffer. To maintain our gross profit percentage, we will need to develop and introduce new products and product enhancements on a timely basis and continually reduce our costs. Our failure to do so would cause our revenues and gross profit percentage to decline.

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

We face competition from a relatively large number of competitors in each of our targeted markets. In the PC and consumer audio markets, we compete primarily with Analog Devices, C-Media, Cirrus Logic, and Realtek. In the portable multimedia player market, our principal competitors include Actions Semiconductor, ALi, Austria Microsystems, Freescale Semiconductor, Philips Semiconductor, PortalPlayer, Samsung, Sunplus, Telechips, and Texas Instruments. Within the digital video camera market we compete primarily with Texas Instruments and Ambarella. Within the USB peripherals market, we compete primarily with MosChip Semiconductor and Prolific Technology, and other companies providing various multi-chip solutions. Within the MFP market, we compete primarily with Zoran Corporation and in-house captive suppliers. We expect to face increased competition in the future from our current and emerging competitors. In addition, some of our customers have developed and other customers could develop their own internal ICs that could replace their need for our products or otherwise reduce demand for our products.

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

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration, which may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other IC designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in 0.35 micron, 0.18 micron, 0.16 micron and 0.13 micron geometry processes. In the future, we will begin to migrate some of our products to 90-nanometer process technologies. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If any of our foundry subcontractors or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and adversely impact our operations. As smaller geometry processes become more prevalent, we expect to continue to integrate more functionality, as well as third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, if at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our operating results, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

We have substantial international activities, which expose us to additional business risks including increased logistical complexity and political instability.

In the third quarter of 2004, we established an international subsidiary and opened an office in Hong Kong. In 2005, we opened branch offices in Taiwan, China and established international subsidiaries in Singapore, Japan and South Korea. In connection with our acquisition of certain assets from D&M Holdings, Inc. in July 2005, we also established an international subsidiary and opened an office in Cambridge, England. The percentage of our revenues, from customers located outside of the U.S., was 97.6%, 99.9% and 99.4% for the years ended December 31, 2005, 2004 and 2003, respectively. We plan to expand our international sales and operations activities, but may not be able to maintain or increase international market demand for our products. Our international sales and operations are subject to a number of risks, including:

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

We believe that the protection of our intellectual property rights will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. Despite these efforts, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. Monitoring unauthorized use of our technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the U.S. Many U.S. companies have encountered substantial infringement problems in foreign countries, including countries in which we sell products. We currently hold relatively few non-U.S. patents. We cannot be certain that patents will be issued as a result of our pending applications nor can we be certain that any issued patents would protect or benefit us or give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable. We also cannot be certain that others will not develop our unpatented proprietary technology or effective competing technologies on their own.

Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation, which could subject us to liability, require us to stop selling our products or force us to redesign our products.

In recent years, there has been significant litigation in the U.S. involving patents and other intellectual property rights in the semiconductor industry. In the past, we have found it necessary to engage in litigation to enforce and defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. For example, in 2000, we settled a patent infringement and trade secret claim filed by Cirrus Logic related to our audio codec products. Most recently, we filed a lawsuit against Actions Semiconductor and requested the United States International Trade Commission to initiate an investigation against Actions Semiconductor’s products, seeking to halt Actions’ infringement of our intellectual property rights. We believe future litigation involving intellectual property could occur.

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

Our ability to compete in the future will depend on our ability to ensure that our products are compliant with evolving industry standards, such as the introduction of new compression algorithms for portable multimedia players. The emergence of new industry standards could render our products incompatible with products developed by other suppliers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins. We may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance and such efforts may require substantial time and expenses.

The emergence of alternative models for downloading digital music content may impact our business in ways we cannot anticipate.

Currently, most purchased music content is available through a pay-per-download model in which consumers purchase and own the song file which they can then download and play on their personal media player. Microsoft has launched digital rights management software which provides personal media players access to music content on a subscription basis in which consumers can pay a subscription fee to rent, rather than own, the song file. The technology adds a security feature to Microsoft’s digital rights management technology to allow a personal media player to determine when a specific file has expired. If this technology is successful and our customers are better able to interface with such technology, it could compete with existing pay-per-download music services. We cannot predict the impact on our business should this or other similar technology or other content distribution models become widely adopted. In addition, to the extent other providers of digital content or providers of platforms or components for personal media players take market share away from our customers’ products and services, our business and results of operations could be adversely impacted.

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

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, we adopted FASB Statement No. 123R, effective January 1, 2006, and we are now required to apply certain expense recognition provisions to share-based payments to employees using the fair value method. This new accounting policy will have a material adverse effect on our financial position, results of operation and cash flow, and any other changes in accounting policies in the future may result in significant accounting charges.

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

If our internal controls over financial reporting do not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual reports. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.

Our management, including our CEO and CFO, does not expect that our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. There exist inherent limitations in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving SigmaTel have been, or will be, detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple human error. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by an override of those controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Controls may become inadequate over time because of changes in conditions or deterioration in the compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Although our management has determined, and our independent registered public accounting firm has attested, that our internal controls over financial reporting were effective as of December 31, 2005, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are considered ineffective, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price. See Item 9A Controls and Procedures.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our main executive, administrative and technical offices occupy approximately 119,000 square feet in Austin, Texas under two separate leases, one for approximately 25,000 square feet that expires in October of 2007 and the other for approximately 94,000 square feet that expires in August 2013. The lease was amended such that in September 2006, we will occupy an additional 25,000 square feet through August 2013, and in October 2007, all of these leases will be consolidated into one lease covering approximately 144,000 square feet that expires in August 2013.

We continue to lease approximately 80,000 additional square feet in Austin, Texas which space was formerly used for our headquarters. The leases for this space expire in September 2006 with respect to approximately 46,000 square feet, in February 2007 with respect to approximately 25,000 square feet, and in September 2007 with respect to approximately 9,000 square feet. We do not currently occupy or utilize any of this space and sublet all of it to unrelated third parties pursuant to sublease agreements which extend until the expiration dates of our leases for this space.

Our MFP products group occupies approximately 84,000 square feet in Waltham, Massachusetts pursuant to a lease which expires in February 2011. We currently sublet, to unrelated third parties, approximately 15,000 square feet through February 2007 and 21,000 square feet through August 2007.

Our portable imaging SoCs group occupies approximately 15,000 square feet in Cupertino, California pursuant to a lease which expires in July 2007.

In addition to these domestic properties, we lease international facilities with varying square footage in Hong Kong, Taiwan, China, Korea, Japan, Singapore and Cambridge, England for sales, marketing, administrative, design and manufacturing support activities with expiration dates from June 2006 to July 2012.

We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate foreseeable expansion of our operations.

Item 3. Legal Proceedings.

Many participants in the semiconductor industry have a significant number of patents and have frequently demonstrated a willingness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims have led to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets, or invalidity of our patents will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not materially and adversely affect our business, financial condition and results of operations. As of December 31, 2005 we were party to the following legal proceeding:

Actions Semiconductor

On January 4, 2005, we filed a lawsuit against Actions Semiconductor Company, Ltd., based in Zhuhai, Guangdong, China (“Actions Semiconductor”), in the United States District Court for the Western District of Texas, Austin Division. We assert that certain Actions Semiconductor ICs that are incorporated as components in MP3 players being shipped into the United States infringe multiple SigmaTel patents related to our portable multimedia SoCs. We are seeking damages and requesting a permanent injunction prohibiting Actions Semiconductor from designing, manufacturing or selling the infringing MP3 integrated circuits in the United States. We are also requesting a permanent injunction prohibiting further shipment of products into the United States that use Actions Semiconductor ICs. In May, 2005, this United States District Court case was formally stayed, by mutual agreement of the parties, during the pendency of the U.S. International Trade Commission (the “ITC”) investigation described below.

In addition, on March 14, 2005, we filed a complaint requesting that the ITC initiate an investigation of Actions Semiconductor for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain audio processing ICs and other products containing these audio processing ICs. In our complaint, as amended, we asked the ITC to investigate whether certain Actions Semiconductor products infringe on one or more of the claims of U.S. Patent Nos. 6,137,279 and 6,366,522. On April 18, 2005, the ITC instituted an investigation into Actions Semiconductor’s actions based on our allegations. We are seeking a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate. The ITC conducted a hearing on the merits in late November 2005. Currently, SigmaTel and Actions are in the process of submitting post trial briefing. The ITC administrative law judge’s initial decision is expected in March 2006, and a final decision from the ITC is expected in the summer of 2006.

Item 4. Submission of Matter to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

Our common stock has been quoted on the Nasdaq National Market under the symbol “SGTL” since September 19, 2003. Prior to this time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq National Market. As of January 31, 2006, there were 144 holders of record of our common stock.

	Common Stock Price
	High	Low
Fiscal Year 2004
First Quarter	$32.34	$17.79
Second Quarter	$29.20	$21.54
Third Quarter	$28.80	$13.79
Fourth Quarter	$37.34	$21.93

Fiscal Year 2005
First Quarter	$45.50	$30.20
Second Quarter	$37.99	$17.02
Third Quarter	$21.58	$15.95
Fourth Quarter	$20.50	$12.80

We have never declared or paid any cash dividends on our common stock, and we currently do not intend to pay cash dividends on our common stock. We currently expect to retain any future earnings to fund the operation and expansion of our business. Any future determination to pay cash dividends on our common stock will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our Board deems relevant.

The information under the caption “Equity Compensation Plan Information” appearing in the Proxy Statement for our 2006 Annual Meeting of Stockholders is incorporated herein by reference.

Item 6. Selected Financial Data.

The selected balance sheet data as of December 31, 2005 and 2004 and the selected statements of operations data for the years ended December 31, 2005, 2004 and 2003 have been derived from audited financial statements included in this Form 10-K. The selected balance sheet data as of December 31, 2003, 2002 and 2001 and the selected statements of operations data for the years ended December 31, 2002 and 2001 have been derived from audited financial statements not included in this Form 10-K. Included in research and development for the year ended December 31, 2005 was $11.6 million for acquired in-process research and development from Oasis, Protocom, and Apogee. You should read this selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those statements included in this Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statements of Operations Data:
Revenues, net	$324,457	$194,805	$100,225	$30,917	$24,380
Gross profit	175,371	105,618	47,734	11,287	692
Research and development	75,107	32,253	17,867	11,938	13,668
Selling, general and administrative	42,649	18,098	10,184	4,969	6,572
Amortization of deferred stock-based compensation	1,253	2,162	3,907	29	95
Litigation settlements	—	—	4,500	—	(3,000)
Total operating expenses	119,009	52,513	36,458	16,936	17,335
Operating income (loss)	56,362	53,105	11,276	(5,649)	(16,643)
Net income (loss)	35,879	52,556	9,989	(8,279)	(18,377)
Deemed dividends on preferred stock	—	—	(8,768)	(316)	(316)
Net income (loss) attributable to common stockholders	$35,879	$52,556	$1,221	$(8,595)	$(18,693)
Basic net income (loss) attributable to common stockholders per share	$0.99	$1.52	$0.09	$(1.47)	$(3.34)
Diluted net income (loss) attributable to common stockholders per share	$0.95	$1.39	$0.04	$(1.47)	$(3.34)
Weighted average shares used to compute:
Basic net income (loss) attributable to common stockholders per share	36,132	34,669	13,450	5,836	5,598
Diluted net income (loss) attributable to common stockholders per share	37,912	37,872	31,086	5,836	5,598

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$118,884	$141,697	$111,261	$2,859	$6,308
Total assets	343,442	219,915	146,877	18,529	20,459
Long-term debt	—	7	63	7,437	11,602
Redeemable convertible preferred stock	—	—	—	40,761	40,445
Total stockholders’ equity (deficit)	259,194	180,916	126,108	(44,985)	(37,565)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes which appear elsewhere in this report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see the “Cautionary Statement” above. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report on Form 10-K, particularly in Item 1A. under the heading “Risk Factors.”

Overview

General. We are a fabless semiconductor company that designs, develops, and markets proprietary, analog-intensive, mixed-signal integrated circuits, or ICs. We currently offer products that serve several markets: portable multimedia players, notebook and desktop PC audio, consumer audio, multi-function peripherals, digital video cameras and USB peripherals. We made our first commercial shipments of portable multimedia SoCs for the portable multimedia player market in 2001. We made our first commercial shipments of PC audio codecs during 1997. During 2001, we also began to sell our audio codecs into the consumer electronics market for products such as DVD players and set top boxes. We made our first commercial shipments of both multi-function peripheral ICs and digital video camera ICs in the third quarter of 2005 as a result of the Oasis Semiconductor, Inc. (“Oasis”) and Protocom Corporation (“Protocom”) acquisitions, respectively (see Note 7 of Notes to Consolidated Financial Statements). Through acquisitions and internal development efforts, we continue to diversify our product offerings. As we continue to grow our business, we plan to continue to diversify our product offerings by introducing new versions of existing products with additional functionality, and by introducing ICs for markets we do not currently serve, thereby expanding our total available market opportunity. A further description of our products may be found in Part I, Item I of this report under the heading “Business.”

New Product Acceptance. In October of 2005, we introduced our STMP 36XX family of portable multimedia SoCs, our newest SoC for flash-based and hard disk-based digital multimedia players. In November 2005, we introduced our STFM 1000FM tuner companion processor to our STMP 35XX and 36XX families of portable multimedia SoCs that provides the added capability of receiving signals from FM radio stations. Our recent historical revenue growth has been primarily from sales of our STMP 35XX family of portable multimedia SoCs, which accounted for 89.3% and 56.6% of our revenues in the years ended December 31, 2005 and 2004, respectively. We introduced the STMP 35XX family of portable multimedia SoCs in the fourth quarter of 2003 and, despite continued success with STMP 35XX SoCs, as those products have matured, their average selling prices have declined, which is typical for the semiconductor industry. Our future success depends on our ability to market and sell the STMP 36XX SoC, the STMP 35XX SoC, the STFM 1000 FM Tuner, and to develop other successful new products in a timely and cost-effective manner. We cannot assure you that we will be able to develop and introduce, or that potential customers will be able to implement, new or enhanced products in a timely and cost-effective manner or that our new products will generate significant revenues.

Competition; Average Selling Prices. We face competition from a relatively large number of competitors in each of our targeted markets. The consumer electronics market, which is a principal end market for our ICs, has historically been subject to intense price competition. As a result of this increased competition, we continue to experience substantial period-to-period fluctuations in operating results due to the continued erosion of our average selling prices, particularly for portable multimedia SoCs. In the past, we have reduced the average unit price of our products in anticipation of or in response to competitive pricing pressures and new product introductions by us or our competitors. We believe that, as our product lines continue to mature and competitive markets evolve, we are likely to experience further decline in the average selling prices of our products, although we cannot predict the timing and amount of such future changes with any certainty. If we are unable to offset any such reductions in our average selling prices by timely introducing new products and product enhancements, increasing our sales volumes and reducing development costs, our gross profits and revenues will suffer.

Growth. Our business has grown rapidly since our inception as a result of acquisitions, the opening of international locations and through hiring, both domestically and internationally, as reflected by our employee headcount, which increased to 610 as of December 31, 2005, from 135 employees as of December 31, 2003. We expect that our headcount could increase further, particularly in Asia, to support our expected growth. As a result of our focused development efforts towards portable multimedia SoCs and audio codecs in early 2001, our annual revenues grew substantially from $30.9 million in 2002 to $324.5 million in 2005 due primarily to increased sales of our portable multimedia SoCs. Our operating results improved from an operating loss of $5.6 million in 2002 to operating income of $56.4 million in 2005. However, we do not expect similar revenue growth or market share gains in future periods. This expansion, which includes the acquisitions of Oasis Semiconductor, Inc. and Protocom Corporation, has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and resources, and has significantly increased our operating expenses. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan or respond to competitive pressures. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

Sales Channels. As a fabless semiconductor company, our business model is less capital intensive because we rely on third parties to manufacture, assemble, and test our ICs. We also utilize distributors to sell our products. Our sales through distributors result in lower gross margins. However, this decrease in gross margins from sales through distributors is partially offset by lower selling expenses than are associated with direct sales to end customers. In recent periods, we have begun engaging in more direct sales to customers, which generally results in higher gross margins than indirect sales, but also involves increased selling expenses. As our sales practices continue to evolve towards increased direct sales to end customers, there will be continued fluctuations in our gross margins and operating margins.

Significant Customers. A few customers account for a substantial portion of our sales. The following table sets forth our customers that represented 10% or more of our revenues for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
G.M.I. Technology	18.3%	27.3%	10.6%
Creative Technology(1)	13.5	14.1	14.3
ASUSTEK Computer Inc.	14.8	*	*
Holystone Enterprise	*	17.0	31.9

*	Less than 10%
(1)	Creative Technology held more than 5% of our outstanding stock during the periods indicated, until October 2005. Creative also had a representative on our Board of Directors until his resignation on June 10, 2004.

We expect that our largest customers will continue to account for a substantial portion of our sales for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenues have varied and will likely continue to vary from period to period.

Overseas Revenues. The percentage of our revenues from customers located outside the United States was 97.6%, 99.9%, and 99.4% for the years ended December 31, 2005, 2004, and 2003, respectively. Most of the products that use our ICs are manufactured outside of the United States. As a result, we believe that a substantial majority of our revenues will continue to come from customers located outside of the United States. All of our revenues to date have been denominated in United States dollars.

The percentages of our revenues by country are set forth in the following table:

	Year Ended December 31,
	2005	2004	2003
China/Hong Kong	38.7%	40.0%	24.8%
Taiwan	37.5	37.1	49.4
Singapore	13.9	15.2	14.4
South Korea	3.0	5.8	7.5
U.S.	2.4	0.1	0.6
Japan	1.0	1.5	2.3
Other	3.5	0.3	1.0

Total	100.0%	100.0%	100.0%

Sales Cycles. The length of our sales cycle varies depending on the end application for our product, but our sales cycles are generally lengthy. The cycle can be as short as several months for some portable SoCs and as long as 18 months for our multi-function peripheral system controller solutions. Volume production of products that use our ICs can take an additional 3 to 6 months to be achieved, if at all. The lengthy sales cycles of our products make forecasting the volume and timing of orders difficult. In addition, the delays inherent in lengthy sales cycles increase the risk that customers may seek to cancel or modify their orders. Our sales are made by purchase orders, but because industry practice allows customers to reschedule or cancel orders on relatively short notice, and order lead times can vary period to period, backlog is not a good indicator of our future sales. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses, adversely affecting our results of operations.

Seasonality. Because many of our ICs are designed for use in consumer electronic products, such as portable multimedia players, PCs, and DVD players, we expect our business to be subject to seasonality, with increased revenues in the third and fourth quarters of each year, when customers place orders to meet year-end holiday demand, and lower revenues in the first and second quarters of each year. However, our recent rapid revenue growth makes it difficult for us to assess the impact of seasonal factors on our business. In particular, strong sales of our portable multimedia SoCs resulted in increased revenues during the first quarter of 2005 compared to the fourth quarter of 2004, offsetting seasonal demand factors. Seasonal demand factors were also recently offset by the price volatility and availability of other components used to build our customer’s devices, namely NAND Flash memory, as well as high inventory levels of our products at specific customers at the end of the first quarter of 2005.

International Expansion. In the third quarter of 2004, we established an international subsidiary and opened an office in Hong Kong. During 2005, we opened branch offices in Taipei, Taiwan and Shenzhen, China, and established international subsidiaries and opened offices in Singapore, Seoul, South Korea, Tokyo, Japan, and Cambridge, England. We anticipate that we will continue to increase our employee headcount in our Asian offices as our Asian operations mature.

Recent Acquisitions. On October 5, 2005, we acquired certain assets, intellectual property and engineering resources from the Direct Digital Amplification (DDX®) product line of Apogee Technology, Inc. for $9.4 million in cash. We also agreed to make an additional payment of up to $4.5 million in cash pursuant to the terms of an earn-out provision based on the achievement by the DDX® business of certain revenues during the one-year period following the closing. The acquisition has been accounted for under the purchase method of accounting (see Note 7 of Notes to Consolidated Financial Statements).

On September 6, 2005, we acquired Oasis Semiconductor, Inc., a privately held provider of ICs for the multi-function peripheral market, for $57.0 million in cash. We also agreed to make an additional payment of up to $25.0 million in cash pursuant to the terms of an earn-out provision based on the achievement by the Oasis business of certain calendar year 2006 revenues. The acquisition has been accounted for under the purchase method of accounting (see Note 7 of Notes to Consolidated Financial Statements).

On August 24, 2005, we completed our acquisition of Protocom Corporation, a privately held provider of ICs to the digital video camera market, for $18.8 million in cash and $28.2 million in the form of 1,437,304 shares of SigmaTel common stock. The acquisition has been accounted for under the purchase method of accounting (see Note 7 of Notes to Consolidated Financial Statements).

On July 26, 2005, we acquired certain assets, intellectual property and engineering resources associated with the Rio® portable audio product line from D&M Holdings, Inc. for $10.2 million in cash. The acquisition has been accounted for under the purchase method of accounting (see Note 7 of Notes to Consolidated Financial Statements).

Statement of Operations Overview

The following describes certain line items in our consolidated statement of operations:

Revenues. Revenues consist primarily of sales of our ICs, net of sales discounts or incentives. We recognize revenues on direct sales at the time of shipment to our customers or later if required by shipping terms. We defer revenues on sales through distributors which have rights of return or price protection until products are resold by such distributors to their customers. In conjunction with our acquisitions, we have deferred revenue from nonrecurring engineering fees (“NRE”). We defer revenues from NRE until the obligations under the NRE agreements have been met and the related products are shipping in production quantities. The main factors that impact our revenues are unit volumes shipped and average selling prices. Overall, we expect average selling prices for our products to decline over time as products mature. Our ability to increase revenues in the future is dependent on increased demand for our established products and our ability to develop or acquire new products and subsequently achieve customer acceptance of newly introduced products.

Cost of Goods Sold. Cost of goods sold consists primarily of the costs of purchasing silicon wafers, and also includes costs associated with assembly, test and shipping of our ICs, costs of personnel and equipment associated with manufacturing support and quality assurance, and occupancy costs. Cost of goods sold also consists of amortization of developed product technology and an intellectual property license agreement purchased through our acquisitions which is generally amortized over not more than six years. Because we do not have long-term, fixed-price supply contracts, our wafer costs are subject to the cyclical demand for semiconductors.

Research and Development. Research and development expense consists primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, contractor fees, expenses for development testing and evaluation, mask costs, occupancy costs, acquired in-process research and development (see Note 7 of Notes to Consolidated Financial Statements for information related to in-process research and development costs (“IPR&D”)), and depreciation of research and development equipment. All research and development costs are expensed as incurred. We believe that continued investment in research and development is critical to meeting the changing requirements of our customers and to our overall long-term success. We expect that research and development expenses could increase in absolute dollars as we employ additional research and development personnel and continue to invest significantly in research and development activities to develop new products to be competitive in the future, although such expenses as a percentage of revenues may fluctuate. A further description of our research and development efforts may be found in Part I, Item I of this report under the heading “Business.”

Selling, General and Administrative. Selling, general and administrative expense consists primarily of salaries and related costs, occupancy costs, sales commissions to independent sales representatives, amortization of acquired intangible assets and related overhead costs for sales, marketing and administrative personnel, legal and accounting services, as well as marketing activities. We expect that selling, general and administrative expenses could increase in absolute dollars as we expand our business to support our future operations. We also expect to continue to incur significant litigation expenses in the future as we protect and defend our intellectual property and technology.

Amortization of Deferred Stock-Based Compensation. In connection with grants of stock options and the issuance of warrants as a private company between 2000 and 2003, we recorded an aggregate of $7.5 million in deferred stock-based compensation. These options and warrants are considered compensatory because the fair value of our stock determined for financial reporting purposes was greater than the fair value determined by our Board of Directors on the date of grant or issuance. We have also recorded deferred stock-based compensation due to the conversion of certain contractors to employees. In addition, we have recorded deferred stock-based compensation for the unvested portion of stock options assumed in acquisitions (see Note 7 of Notes to Consolidated Financial Statements for information related to the stock options assumed). SigmaTel accelerated the vesting of approximately 1.8 million unvested stock options outstanding under SigmaTel’s 2003 Equity Incentive Plan, as amended, to reduce compensation costs that would have been recognized in SigmaTel’s Consolidated Financial Statements after 2005 with the adoption of SFAS No. 123R by approximately $25.9 million. As of December 31, 2005, we had an aggregate of approximately $3.9 million of deferred stock-based compensation of which $3.9 million will be eliminated with the adoption of SFAS No. 123R. Effective January 1, 2006, we adopted SFAS No. 123R, which requires us to apply certain expense recognition provisions to share-based payments to employees using the fair value method.

Other Income (Expense). Interest income reflects interest earned on cash equivalents and short-term investment balances.

Income Tax Expense. We accrue federal, state, and foreign income taxes at the applicable statutory rates adjusted for certain items including non-deductible expenses, research and development tax credits, interest income from tax advantaged investments, as well as changes in our deferred tax asset valuation allowance. The provision for income taxes also includes amounts intended to satisfy unfavorable adjustments by tax authorities in any future examination of our income tax returns.

Results of Operations

The following table sets forth our statements of operations as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2005	2004	2003
Revenues, net	100%	100.0%	100.0%
Cost of goods sold	45.9	45.8	52.4

Gross profit	54.1	54.2	47.6
Operating expenses:
Research and development	23.1	16.6	17.8
Selling, general and administrative	13.1	9.3	10.2
Amortization of deferred stock-based compensation	0.4	1.1	3.9
Litigation settlements	—	—	4.5

Total operating expenses	36.7	27.0	36.4

Operating income	17.4	27.3	11.2
Other income (expense)	1.2	0.9	(0.9)
Income before income taxes	18.6	28.1	10.3

Income tax expense	7.6	1.2	0.3

Net income	11.1	27.0	10.0
Deemed dividends on preferred stock	—	—	(8.8)

Net income attributable to common stockholders	11.1%	27.0%	1.2%

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Revenues. Revenues for the year ended December 31, 2005 were $324.5 million compared to $194.8 million for the year ended December 31, 2004, an increase of 66.6%. This increase was due to an increase in revenues from the sale of our portable multimedia SoCs of 69.0% and from the sale of our audio codecs of 27.1%. Revenues from the sale of our portable multimedia SoCs and of our audio codecs were 90.6% and 6.5%, respectively, of total revenues for the year ended December 31, 2005.

Portable Multimedia SoCs. The increase in revenues from the sale of our portable multimedia SoCs was due to the continued growth of the portable multimedia player market and our competitive position within that market as well as increased unit shipments to support new design wins at certain customers. The increase in revenues from the sale of our portable multimedia SoCs was partially offset by declines in our overall average selling prices as certain portable multimedia SoCs products matured and as a result of an aggressive pricing program on our portable multimedia SoCs that target the value segment of the overall portable multimedia player market. We expect the trend of declining average selling prices for existing portable multimedia SoCs products to continue as these products mature further in the market and as the market becomes more competitive, which may have a negative impact on our future margins if we cannot reduce our associated costs accordingly and sell newer products with enhanced features at relatively higher prices and gross margins.

Audio Codecs and Other Products. The increase in revenues from the sale of our audio codecs was due to increased unit shipments to support new design wins at certain customers. Revenues from Oasis and Protocom products totaled $7.3 million from the closing date of the respective acquisitions through December 31, 2005.

Revenues From Significant Customers. Sales to Creative Technology, an affiliate until October 2005, decreased to 13.5% of total revenues during the year ended December 31, 2005 from 14.1% during the year ended December 31, 2004 due to stronger relative demand for our portable multimedia SoCs from other customers as well as Creative Technology experiencing softer than expected overall market demand for their portable multimedia players during the period. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes. Revenues from G.M.I. Technology, a distributor located in Hong Kong and Taiwan, decreased from 27.3% to 18.3% of total revenues during the year ended December 31, 2004 and 2005, respectively, due to increased sales to direct customers. Revenues from Holystone Enterprise, a distributor located in Taiwan, decreased to less than 10% of total revenues during the year ended December 31, 2005 from 17.0% during the year ended December 31, 2004, primarily due to increases in our direct sales to customers, rather than making such sales through Holystone Enterprise, and to increased reliance on other distributors to make sales of our portable multimedia SoCs in geographic regions such as China. Sales to ASUSTEK Computer Inc. increased to 14.8% of total revenues during the year ended December 31, 2005 from less than 10% during the year ended December 31, 2004 due to increased unit shipments resulting from increased demand for our portable multimedia SoCs by ASUSTEK Computer Inc.’s customers, primarily Apple Computer.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 54.1% for the year ended December 31, 2005 compared with 54.2% for the year ended December 31, 2004. The slight decrease in gross margin was primarily due to an aggressive pricing program on our portable multimedia SoCs that target the value segment of the overall portable multimedia player market, which was mostly offset by reductions in our manufacturing costs. We expect our gross margins for the first quarter of 2006 to be lower than those achieved during the fourth quarter of 2005. We also expect the trend of declining average selling prices for existing portable multimedia SoCs products to continue as these products mature further in the market and as the market becomes more competitive, which may have a negative impact on our future margins if we cannot reduce our associated costs accordingly and sell newer products with enhanced features at relatively higher prices.

Research and Development. Research and development expenses increased to $75.1 million, or 23.1% of revenues, for the year ended December 31, 2005 from $32.3 million, or 16.6% of revenues, for the year ended December 31, 2004. This dollar increase of 132.9% was primarily due to increases in our engineering headcount, including independent contractors, acquired IPR&D costs totaling $11.6 million during the year from the acquisitions of Protocom, Oasis, and Apogee, as well as increases in the costs of design tools and mask sets. The headcount increases were primarily to support hardware and software development on our latest portable multimedia SoCs, the STMP 36XX family of products, audio codecs targeted for applications in the PC market, including the Intel High Definition Audio standard, a new digital FM tuner product, and various USB peripheral ICs, as well as development efforts on new audio products for consumer applications. The Protocom IPR&D relates to the PR838 project, a next generation portable imaging SoC that adds new features such as H.264 (an advanced video codec technology) and high definition output capability. The Oasis IPR&D relates to efforts on six different multi-function peripheral products, each of which adds new features or addresses new imaging markets. The Apogee IPR&D relates to a next generation Direct Digital Amplification (DDX®) product. As of the closing date of each acquisition, we expected to incur $1.9 million, $7.7 million and $1.8 million in costs to bring the Protocom product, Oasis products and Apogee product, respectively, to commercialization. If these products are not brought to market in a timely period, we could miss opportunities to achieve crucial design wins. It is expected that the Protocom, Oasis, and Apogee projects will be completed in 2006 and will start generating revenue at that time. The increase in research and development spending has resulted in substantial progress on our completion of the design of our products and the creation of several patentable inventions, enabling us to identify additional U.S. patent applications we will file covering inventions made during the STMP 36XX and digital FM tuner design processes. We expect that research and development expenses could increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in revenue.

Selling, General and Administrative. Selling, general and administrative expenses increased to $42.6 million, or 13.1% of revenues, for the year ended December 31, 2005 from $18.1 million, or 9.3% of revenues, for the year ended December 31, 2004. This dollar increase of 135.7% was primarily due to increases in headcount of sales, marketing, and administrative personnel including a substantial increase in personnel located in the Asia-Pacific region, as well as $7.3 million in legal costs primarily related to ongoing intellectual property litigation against Actions Semiconductor, located in China. The increase was also due to increased lease expenses related to additional leased office space both domestically and internationally, as well as increases in legal expenses related to setting up and maintaining our international subsidiaries. We paid $1.1 million in 2005 and expect to pay $0.5 million in 2006 from general corporate funds related to the lease abandonment charge taken in 2004. We do not expect any future charges related to this abandonment. We expect that selling, general and administrative expenses could increase in absolute dollars in future periods as we continue to increase our staffing and customer support and associated costs, but such expenses will fluctuate as a percentage of revenues due to changes in revenues.

Amortization of Deferred Stock-Based Compensation. We record deferred stock-based compensation for the difference between the exercise price of option grants and the fair value of our common stock at the time of such grants which resulted in amortization expense of $1.3 million and $2.2 million for the years ended December 31, 2005, and 2004, respectively.

Other Income (Expense). Interest income increased to $4.1 million for the year ended December 31, 2005 from $1.7 million for the year ended December 31, 2004. This was due to increased income earned on our cash balances and investments in short-term marketable securities.

Income Tax Expense. Our income tax expense increased to $24.5 million for the year ended December 31, 2005 from $2.3 million for the year ended December 31, 2004. This increase in expense was primarily due to non-deductible charges related to acquisitions in the third fiscal quarter of 2005, and the release of the valuation allowance against our deferred tax assets in the third fiscal quarter of 2004. Our effective tax rate for the year ended December 31, 2005 was 40.6%. This estimate differed from the statutory rate primarily due to non-deductible write-offs of acquired in-process research and development and charges associated with transferring operations and licensing intellectual property to foreign subsidies, offset by research and development tax credits. Our effective tax rate for the year ended December 31, 2004 was 4.1%. This estimate differed from the statutory rate primarily due to the release of the valuation allowance against our deferred tax assets based on management’s assessment that it was more likely than not that a portion of our deferred tax asset would be realized.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Revenues. Revenues for the year ended December 31, 2004 were $194.8 million compared to $100.2 million for the year ended December 31, 2003, an increase of 94.4%. This increase was due to an increase in revenues from our portable multimedia SoCs, offset by a decrease in revenues from our audio codecs and USB peripheral ICs. The increase in revenues from our portable multimedia SoCs was due to the growth of the emerging portable multimedia player market and our favorable competitive position within that market. Revenues from our portable multimedia SoCs were 89.3% of total revenues for the year ended December 31, 2004. Our favorable competitive position in this market is primarily due to our integration of analog and digital components onto a single IC, and the resulting small form factor, low power consumption, and overall low system cost to our customers. The decrease in revenues from audio codecs was due to decreased sales to sound card manufacturers. The decrease in revenues from USB peripheral ICs was primarily due to competitive pricing pressures.

Revenues from G.M.I. Technology, our largest distributor located in Hong Kong, increased by $42.7 million to 27.3% of total revenues during the year ended December 31, 2004 from 10.6% of total revenues during the year ended December 31, 2003 due to stronger demand for our portable multimedia SoCs in China, including Hong Kong. Revenue from Holystone Enterprise, a distributor located in Taiwan, increased by $1.2 million, but decreased to 17.0% of total revenues during the year ended December 31, 2004 from 31.9% during the year ended December 31, 2003 due to stronger demand for our portable multimedia SoCs in geographic regions such as China and South Korea. Sales to Creative Technology, an affiliate until October 2005, increased by $13.2 million but decreased to 14.1% of total revenues during the year ended December 31, 2004 from 14.3% during the year ended December 31, 2003 due to sales growth at other customers and a reduction in sales of their sound cards, which include our audio codecs, partially offset by increased sales of our portable multimedia SoCs which are a component of their portable multimedia players. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 54.2% for the year ended December 31, 2004 compared with 47.6% for the year ended December 31, 2003. The increase in gross margin was primarily due to a favorable product mix and a reduction in manufacturing costs, which included both lower wafer costs and lower test costs. The favorable product mix resulted from increased revenues from our portable multimedia SoCs as a percentage of total revenues, as the gross margin from these products is generally higher than from our audio codecs. Included in cost of goods sold for the year ended December 31, 2003 was $0.3 million of depreciation related to the abandonment of certain testing equipment.

Research and Development. Research and development expenses increased to $32.3 million, or 16.6% of revenues, for the year ended December 31, 2004 from $17.9 million, or 17.8% of revenues, for the year ended December 31, 2003. This dollar increase of 80.5% was primarily due to increases in our engineering headcount, including independent contractors, as well as increases in the costs of design tools. Such increases were primarily to support hardware and software development on our latest portable multimedia SoCs, the STMP 36XX family of products, and our new High Definition Audio 92XX family of products. This increased research and development spending has resulted in substantial completion of the design of these products and the creation of several patentable inventions, enabling us to file additional U.S. patent applications covering inventions made during the STMP 36XX and 92XX design process. We expect that research and development expenses will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in sales volume.

Selling, General and Administrative. Selling, general and administrative expenses increased to $18.1 million, or 9.3% of revenues, for the year ended December 31, 2004 from $10.2 million, or 10.2% of revenues, for the year ended December 31, 2003. This dollar increase of 77.7% was due to increases in sales, marketing, and administrative personnel, as well as increases in commissions paid to independent sales representatives due to our revenue growth. Selling, general and administrative expenses for the year ended December 31, 2004 included $2.0 million related to the abandonment of a lease of office space. In December 2004, we abandoned the lease in order to move our Austin, Texas operations to a larger office space at a lower cost per square foot that would accommodate our rapidly growing staff of engineers as well as support staff. The total amount incurred in connection with the lease abandonment charge was approximately $2.0 million, which was expensed in 2004 and is reflected in selling, general and administrative expense. We do not expect any future charges related to this abandonment. Selling, general and administrative expenses for the year ended December 31, 2003 included $0.4 million of accelerated amortization related to the abandonment of accounting software. We expect selling, general and administrative expenses will increase in absolute dollars in future periods as we continue to increase our staffing and associated costs, but such expenses will fluctuate as a percentage of revenues due to changes in sales volumes.

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

Litigation Settlements. In September 1999, a lawsuit was filed against us by Crystal Semiconductor, Inc. and Cirrus Logic, Inc. (the parent company of Crystal) alleging that certain of our products infringed two of Crystal’s patents. We settled the suit in November 2000. As part of the settlement, we issued shares of common stock to Cirrus valued at $3.0 million at the date of issuance, which was recorded as a litigation settlement expense. We also agreed to a perpetual contingent guarantee which provided that these shares would have a value of at least $10.5 million at the time of an initial public offering. Upon the closing of our initial public offering in 2003, we recorded an expense of and paid Cirrus $4.5 million in satisfaction of the contingent guarantee.

Other Income (Expense). Interest income increased to $1.7 million for the year ended December 31, 2004 from $0.3 million for the year ended December 31, 2003. This was due to increased income earned on our cash balances and investments in short-term marketable securities since the completion of our initial public offering in September 2003. Interest expense decreased to $23,000 for the year ended December 31, 2004 from $1.3 million for the year ended December 31, 2003. This was due to a decrease in non-cash interest charges related to warrants issued to investors for their guarantee of certain of our indebtedness from April 2001 through April 2003, as well as, decreased interest expense on lower levels of debt outstanding during the 2004 period. During the first quarter of 2003, we raised $8.1 million from sales of our preferred stock and used the proceeds to pay down our debt. During the third quarter of 2003, we successfully completed an initial public offering of approximately 7.4 million shares of our common stock, which resulted in net proceeds to us of approximately $101.4 million. A portion of the proceeds was used to pay off all of our existing long-term debt.

Income Tax Expense. Income tax expense increased to $2.3 million for the year ended December 31, 2004 from $0.3 million for the year ended December 31, 2003. This was primarily due to increased income before income taxes, as well as an increase in our effective tax rate to 4.1% for the year ended December 31, 2004 from 3.2% in the year ended December 31, 2003. The increase in the effective rate was primarily due to management’s decision to no longer place a full valuation allowance against the net deferred tax asset, based on the determination that it was more likely than not that we will realize the remaining net deferred tax asset. Our income tax expense for the year ended December 31, 2004 included the benefit of a $14.7 million reduction in our deferred tax asset valuation allowance, $6.3 million of which represented the utilization of deferred tax assets not previously recognized, and $8.4 million of which was released by management at September 30, 2004.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments. The following table presents working capital, cash and cash equivalents and short-term investments:

	December 31, 2005	December 31, 2004	Increase (Decrease)
		(In thousands)
Working capital	$131,037	$169,050	$(38,013)
Cash and cash equivalents(1)	65,712	27,246	38,466
Short-term investments(1)	53,172	114,451	(61,279)

(1)	Included in working capital

Our working capital decreased in 2005 primarily related to cash used in investing activities for our 2005 acquisitions of Protocom and Oasis. See Note 7 of Notes to Consolidated Financial Statements for additional information related to the acquisitions. This was offset by cash provided by operating activities and cash proceeds for issuances of common stock in connection with the exercise of employee stock options and pursuant to our employee stock purchase plan.

We have historically financed our operations primarily through cash from our financing activities and our operating activities. Our principal source of liquidity as of December 31, 2005 consisted of $118.9 million in cash, cash equivalents and short-term investments. Our short-term investments consist primarily of corporate, state and municipal securities.

Operating Activities. Net cash provided by operating activities was $81.4 million during fiscal 2005, compared to net cash provided of $52.6 million during fiscal 2004. Operating cash flows during fiscal 2005 reflect our net income of $35.9 million, adjustments primarily for depreciation, amortization, acquired research and development, deferred income taxes, and tax benefits associated with the exercise of stock options of $34.6 million, and a net increase from the changes in assets and liabilities, net of acquired businesses, of $10.9 million. Our accounts receivable increased $11.6 million and $18.2 million during the years ended December 31, 2005 and 2004, respectively, due to increases in revenues, the timing of customer payments, and a shift in our revenue base toward increased sales to direct customers. Much of our business has shifted to direct customers and our direct customers generally require longer payment terms. Our inventories increased $2.0 million and $9.5 million during the years ended December 31, 2005 and 2004, respectively. This increase in inventories during the 2005 and 2004 periods is attributable to increases in seasonal demand for our products during the second half of the year. Our reserve for slow-moving and obsolete inventory as a percentage of total inventory was 9.0% and 10.1% as of December 31, 2005 and December 31, 2004, respectively. We monitor and analyze our inventory for obsolescence and adjust this reserve accordingly. The reserve increased by $0.1 million and $0.8 million for the years ended December 31, 2005 and December 31, 2004, respectively. During the year ended December 31, 2005, total increases to the inventory reserve were $0.1 million, which included $0.4 million in reserves relating to the acquired Oasis inventory, and $0.3 million was released from the reserve as a result of product movement and material scrapped. Our accounts payable increased $23.5 million and $13.0 million, during the years ended December 31, 2005 and 2004, respectively. These changes generally relate to changes in our inventories and the timing of payments to our vendors.

The decrease in deferred revenue and other liabilities of $1.2 million during the year ended December 31, 2005 is net of a $0.6 million decrease in deferred revenue, $1.0 million decrease in the lease termination liability and $0.4 million increase in deferred rent. The decrease in deferred revenue is primarily due to the shift to direct sales and improved management of distributor inventory levels. The decrease in the lease termination liability is due to an adjustment recorded to reflect additional subleases that were executed on the abandoned space during the year and rent payments made net of sublease payments received. Our deferred revenue and other liabilities increased by $3.5 million during the year ended December 31, 2004 due to changes in the amount of our products held at distributors to enable them to meet customer demand of our products. Income taxes payable increased by $3.2 million for the year ended December 31, 2005 and by zero for the year ended December 31, 2004. Research and development resources are required to develop and expand our core technologies and proprietary product offerings. Our research and development expenses were $75.1 million and $32.3 million during the years ended December 31, 2005 and 2004, respectively. These expenditures resulted in the enhancement of our product offerings, technological know how and inventions that have yielded several U.S. patents and pending U.S. patents. We expect to continue to incur significant research and development expenses and will fund these expenses with operating cash flow and existing cash balances. Included in research and development for the year ended December 31, 2005 was $11.6 million for acquired in-process research and development from Oasis, Protocom, and Apogee.

Investing Activities. Our investing activities used cash of $47.0 million and $76.9 million during the years ended December 31, 2005 and 2004, respectively. Investing activities primarily represented acquisitions of businesses, purchases of capital equipment and purchases and proceeds from maturities of short-term investments.

The fair value of our investments in marketable securities at December 31, 2005 was $53.2 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds.

Capital expenditures were $15.4 million and $11.5 million during the years ended December 31, 2005 and 2004, respectively. These expenditures were incurred primarily for the purchase of engineering tools, computer equipment, software and office equipment required to support an expanding employee base, as well as, leasehold improvements related to our office relocation in Austin, Texas and our new office openings internationally. We invested $92.8 million during the year ended December 31, 2005 in the acquisition of certain intellectual property and businesses including Rio, Protocom, Oasis, and Apogee.

Financing Activities. Our financing activities provided cash of $4.1 million during the year ended December 31, 2005, while our financing activities used cash of $10.3 million for the year ended December 31, 2004. We received $2.5 million and $3.8 million in proceeds from the exercise of employee stock options during each of the years ended December 31, 2005 and 2004, respectively. We also received $1.7 million and $1.6 million from the purchase of stock under our Employee Stock Purchase Plan during each of the years ended December 31, 2005 and 2004, respectively. On February 18, 2004, we completed a follow-on equity offering and received $5.3 million of net offering proceeds. These proceeds were invested in short-term, investment grade, interest bearing instruments, pending their use to fund working capital, acquisitions and capital expenditures as required. During the year ended December 31, 2004, we used $21.0 million to repurchase approximately 1.4 million shares of common stock under a plan of open market purchases approved by our Board of Directors in July of 2004.

Contractual Obligations. The following table describes our commitments to settle contractual obligations in cash as of December 31, 2005:

	Amount of Commitment Maturing by Year
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating leases	$47,638	$9,145	$20,626	$15,120	$2,747
Capital leases	10	10	—	—	—
Long-term liabilities (excluding amounts related to operating leases presented above)	86	66	20	—	—
Purchase obligations (primarily inventory)	56,658	51,302	5,356	—	—

Total commitments	$104,392	$60,523	$26,002	$15,120	$2,747

Capital Requirements. We could continue to experience growth in our operating expenses, including our research and development, sales and marketing and general and administrative expenses in the foreseeable future in order to execute our business strategy. Additionally, as part of our growth and diversification strategy, we expect to evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would compliment or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities. We intend to fund these activities with cash generated from operations and existing cash balances. An increase in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses, working capital as well as planned capital expenditures will constitute a material use of our cash resources.

We believe our existing cash balances and short-term investments, together with cash expected to be generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and the realization of contingent payouts resulting from our acquisitions (see Note 7 of Notes to Consolidated Financial Statements). We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. We may enter into acquisitions or strategic arrangements in the future which also could require us to seek additional equity or debt financing.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible accounts receivable, inventories, investments, intangible assets, goodwill, income taxes, financing operations, warranty obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions and conditions. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

The following is a discussion of our most critical accounting policies affecting our more significant judgments and estimates used in the preparation of our financial statements, the judgments and estimates involved under each. We also have other key accounting policies that do not involve critical accounting estimates because they do not generally require us to make estimates and judgments that are difficult or subjective (see Note 2 of Notes to Consolidated Financial Statements).

Revenue Recognition. We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B (“SAB 101”) and SAB 104, Revenue Recognition. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenue until all customer acceptance requirements have been met, when applicable. Revenues from product sales to customers other than distributors are generally recognized upon shipment and reserves are provided for estimated allowances. We defer revenue recognition of nonrecurring engineering fees until contractual obligations are met and the related products are shipped. A portion of our sales are made through distributors under agreements allowing for price protection and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors sell the product to their customers. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery. Management assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Management assesses the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer’s payment history. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely impacted.

Inventory Valuation. We value our inventory at the lower of the actual costs of our inventory or its current estimated market value. We establish inventory reserves at least quarterly for estimated obsolescence or unmarketable inventories on an amount equal to the difference between the cost of the inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected, additional inventory reserves may be required that could adversely affect our operating results.

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

Pro forma information regarding net income and net income per share is required in order to show our net income as if we had accounted for employee stock options under the fair value method of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. This information is contained in Note 2 in Notes to Consolidated Financial Statements. The fair value of options and shares issued pursuant to our option plan at the grant date were estimated using the Black-Scholes option-pricing model. Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123R. SFAS No. 123R requires all share-based payments, including grants of stock options, restricted stock units, and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We are planning to use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS No. 123R but the fair values generated by the model may not be indicative of the actual fair values of our stock based awards as it does not consider certain factors important to stock-based awards, such as continued employment and periodic vesting requirements and limited transferability.

The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, and risk-free interest rate. We use an estimated volatility that takes into consideration the historical volatility of a peer group including ourselves, and our implied volatility as the expected volatility assumption required in the Black-Scholes model. The expected life of the stock options is based on historical and other economic data trended into the future. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options. Stock-based compensation expense will be recognized in our financial statements in 2006 and thereafter and will be based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in 2006 and thereafter will be reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a periodic basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase, or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will increase.

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

Goodwill. We made certain acquisitions in the third and fourth quarter of 2005 that resulted in the recognition of goodwill. Goodwill is tested for impairment on an annual basis in the fourth quarter of each year, and in the interim if events and circumstances indicate that goodwill may be impaired. Impairment of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Acquired In-Process Research and Development (“IPR&D”). When we acquire another entity, the purchase price is allocated, as applicable, between net tangible assets, IPR&D, other identifiable intangible assets, and goodwill. Our policy defines IPR&D as the value assigned to those projects for which the related products have not reached technological feasibility and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires SigmaTel to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition, in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility.

Accounting for Income Taxes. We account for income taxes under SFAS No. 109, Accounting for Income Taxes. Under this method, we estimate the current tax liability and the tax effect of temporary difference between the financial and tax accounting recognition of income and expenses. We record deferred tax assets and liabilities for these temporary difference. We then assess the likelihood that the deferred tax asset will be recovered from future taxable income and feasible tax planning strategies and, to the extent we believe that recovery is not likely, we establish a valuation allowance against the deferred tax asset.

As a multinational corporation, we are subject to taxation in numerous jurisdictions. The determination of the provision for income taxes requires SigmaTel to take positions on certain issues where there is uncertainty in the application of the tax law. The provision for income taxes includes amounts intended to satisfy unfavorable adjustments by the Internal Revenue Service and tax authorities in other jurisdictions in an examination of SigmaTel’s income tax returns. The ultimate resolution of these uncertainties may result in an assessment that is materially different from the current estimate of the liability and may result in significant income tax benefits or expenses being recognized in a future period.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123R, SigmaTel must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation cost be recorded for all unvested stock options and non-vested stock at the beginning of the first quarter of adoption of SFAS No. 123R, whereas the retroactive method requires recording compensation cost for all unvested stock options and nonvested stock beginning with the first period restated. The Company has selected the Black-Scholes option pricing model as the most appropriate method to value awards and will recognize compensation cost on a straight-line basis over the awards’ vesting periods. The Company will adopt the standard using the prospective method. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after its adoption.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. SigmaTel is evaluating the requirements of SFAS No. 123R and SAB No. 107 and expects that the adoption of SFAS No. 123R on January 1, 2006 will have a material adverse effect on its financial position, results of operation and cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for no later than the end of fiscal year ending December 15, 2005. SigmaTel does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement redefines restatements as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SigmaTel does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company does not expect the adoption of the standard to have a material effect on its financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing the income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on the market value of our investments. As of December 31, 2005, all of our investments were in money market accounts or investment grade securities.

Foreign Currency Risks. We are exposed to foreign currency fluctuations. Sales and inventory purchases made by us and our subsidiaries are denominated in U.S. dollars. A small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are deemed to be immaterial to us as a whole.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

The following tables set forth our unaudited quarterly statements of operations for each of the eight quarters ended December 31, 2005, as well as such data expressed as a percentage of our revenues for the quarters presented. We have prepared the unaudited information on the same basis as our audited financial statements. Included in research and development for the three months ended September 30, 2005 and December 31, 2005 was $11.4 million and $0.2 million, respectively, for acquired in-process research and development from Oasis, Protocom, and Apogee. This table includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair statement. Operating results for any quarter are not necessarily indicative of results for any future periods.

	Three Months Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(in thousands, except per share data) (unaudited)
Statements of Operations Data:
Revenues, net	$82,007	$73,540	$69,572	$99,338	$78,585	$48,112	$36,608	$31,500
Gross profit	42,397	37,358	38,573	57,044	42,993	26,079	19,830	16,716
Research and development	21,920	28,427	12,890	11,870	10,397	8,603	7,170	6,083
Selling, general and administrative	15,556	10,653	9,326	7,114	7,632	3,964	3,603	2,899
Amortization of deferred stock-based compensation	452	383	238	180	341	424	402	995
Total operating expenses	37,928	39,463	22,454	19,164	18,370	12,991	11,175	9,977
Operating income (loss)	4,469	(2,105)	16,119	37,880	24,623	13,088	8,655	6,739
Net income (loss)	4,646	(5,193)	10,896	25,530	19,486	17,318	8,821	6,931
Basic net income (loss) per share	$0.13	$(0.14)	$0.31	$0.72	$0.56	$0.50	$0.25	$0.20
Diluted net income (loss) per share	$0.12	$(0.14)	$0.29	$0.68	$0.52	$0.46	$0.23	$0.18
Basic weighted-average number of shares used in per share calculations	37,141	36,267	35,704	35,398	34,501	34,538	35,147	34,487
Diluted weighted-average number of shares used in per share calculations	38,541	36,267	37,351	37,756	37,485	37,382	38,768	38,446

As a Percentage of Revenues:
Revenues, net	100%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	51.7	50.8	55.4	57.4	54.7	54.2	54.2	53.1
Research and development	26.7	38.7	18.5	11.9	13.2	17.9	19.6	19.3
Selling, general and administrative	19.0	14.5	13.4	7.2	9.7	8.2	9.8	9.2
Amortization of deferred stock-based compensation	0.6	0.5	0.3	0.2	0.4	0.9	1.1	3.2
Total operating expenses	46.3	53.7	32.2	19.3	23.4	27.0	30.5	31.7
Operating income (loss)	5.4	(2.9)	23.2	38.1	31.3	27.2	23.6	21.4
Net income (loss)	5.7	(7.1)	15.7	25.7	24.8	36.0	24.1	22.0

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures. We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with internal control policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria as set forth by the Committee of Sponsoring Organization of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework to perform this evaluation. Management’s assessment included evaluating the design of our internal control over financial reporting and testing the operating effectiveness of our internal control over financial reporting. Based on that assessment, our management, concluded that our internal control over financial reporting was effective as of December 31, 2005, based on the criteria issued by COSO in Internal Control—Integrated Framework. Management has excluded Oasis Semiconductor, Inc. and Protocom Corporation from its assessment of internal control over financial reporting as of December 31, 2005, because the companies were acquired during 2005. Both companies are wholly-owned subsidiaries and have combined total assets, less goodwill and net intangible assets, and combined total revenues that represent 3% and 2%, respectively, of the related consolidated financial statements amounts as of and for the year ended December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report herein.

Changes in Internal Control over Financial Reporting. We have instituted changes in internal control over financial reporting to remediate the material weakness related to revenue recognition reported in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. As of September 30, 2005, we did not maintain effective controls over the completeness and accuracy of revenue recognition to ensure that a material misstatement to the annual or interim consolidated financial statements would be prevented or detected. Specifically, our controls were not adequate at our Hong Kong subsidiary to ensure that all delivery conditions had been met in accordance with customer requirements before revenue was recognized.

To remediate the material weakness, we increased the level of training on the terms and conditions governing shipments at our Hong Kong subsidiary. We also implemented a control that requires extensive review of all shipments with non-standard terms and conditions and implemented additional procedures related to the review of sales transactions occurring at period end. This review is performed by finance personnel whom management has deemed are properly and adequately trained for such purpose prior to the recognition of revenue with respect to these customers.

Other than the changes discussed above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Certain information required by Part III is omitted from this report because we intend to file a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned “Proposal 1- Election of Directors,” “Corporate Governance,” “Executive Compensation” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934.”

Item 11. Executive Compensation.

The information under the captions “Executive Compensation” and “Report of the Compensation Committee on Executive Compensation” appearing in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information under the captions “Ownership of Securities” and “Equity Compensation Plan Information” appearing in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information under the caption “Certain Transactions” appearing in the Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information under the caption “Principal Account Fees and Services” appearing in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits, and Financial Statement Schedules.

(a) 1. Financial Statements

2. Schedules

See Schedule II—Valuation and Qualifying Accounts at page S-1.

3. Exhibits

The exhibits listed on the accompanying index to exhibits in Item 15(c) below are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b) Exhibits

See Exhibit Index after the signature page hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 24, 2006.

SIGMATEL, INC.

By:	/s/ RONALD P. EDGERTON Ronald P. Edgerton President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ RONALD P. EDGERTON Ronald P. Edgerton	President and Chief Executive Officer (principal executive officer)	February 24, 2006

/s/ ROSS A. GOOLSBY Ross A. Goolsby	Vice President of Finance, Chief Financial Officer and Secretary (principal financial and accounting officer)	February 24, 2006

/s/ ALEXANDER M. DAVERN Alexander M. Davern	Director	February 24, 2006

/s/ JOHN A. HIME John A. Hime	Director	February 24, 2006

/s/ KENNETH P. LAWLER Kenneth P. Lawler	Director	February 24, 2006

/s/ ROBERT T. DERBY Robert T. Derby	Director	February 24, 2006

/s/ WILLIAM P. OSBORNE William P. Osborne	Director	February 24, 2006

EXHIBIT INDEX

Exhibit Number
2.1(1)	Agreement and Plan of Reorganization, dated July 26, 2005, by and between SigmaTel, Inc., Amoeba Acquisition Corporation, Amoeba II Acquisition Corporation, Protocom Corporation, certain shareholders of Protocom, and Ren-Yuh Wang, as shareholders’ agent for the shareholders of Protocom

2.2(2)	Agreement and Plan of Reorganization, dated September 6, 2005, by and between SigmaTel, Inc., PPR Acquisition Corporation, Oasis Semiconductor, Inc., certain stockholders of Oasis and William H. Wrean, Jr., as stockholders’ agent for the stockholders of Oasis

3.1(3)	Second Restated Certificate of Incorporation of SigmaTel, Inc.

3.2(4)	Amended and Restated Bylaws of SigmaTel, Inc.

4.1(4)	Specimen certificate for shares of common stock

10.1(4)	SigmaTel 1995 Stock Option/Stock Issuance Plan, as amended to date

10.2(18)	SigmaTel 2003 Equity Incentive Plan

10.3(5)	Lease Agreement effective August 6, 1999, by and between SigmaTel and Desta Two Partnership Ltd.

10.4(6)	Amendment No. 1 to Lease Agreement, effective January 1, 2000, by and between SigmaTel and Desta Two Partnership Ltd.

10.5(7)	Sublease dated July 16 2001, by and between SigmaTel and Texas Networking, Inc.

10.6(8)	Office Building Lease Agreement dated June 12, 2000, by and between SigmaTel and BC Plaza II/III Ltd.

10.7(9)	Amended and Restated Loan and Security Agreement dated March 4, 2003, by and between SigmaTel and Silicon Valley Bank

10.8(10)	Executive Employment Agreement dated as of March 26, 2001 by and between Ronald Edgerton and SigmaTel

10.9(11)	Form of Indemnification Agreement for directors and officers

10.10(12)	Executive Employment Agreement dated as of May 20, 2003 by and between Ross Goolsby and SigmaTel

10.11(13)	Lease Agreement dated July 29, 2004, by and between SigmaTel, Inc. and Prentiss Properties Acquisition Partners, L.P.

10.12(14)	Independent Contracting Agreement between SigmaTel, Inc. and Robert Derby, effective October 19, 2004

10.13(15)	Incentive Bonus Plan

10.14(16)	Statement of performance based cash bonuses approved and paid for fiscal year and fourth quarter 2004 to SigmaTel’s named executive officers listed in SigmaTel’s proxy statement filed with the Securities and Exchange Commission on March 24, 2004

10.15(17)	Summary of base salaries and performance based bonus opportunities for the period beginning April 1, 2005 and ending March 31, 2006 for SigmaTel’s named executive officers listed in SigmaTel’s proxy statement filed with the Securities and Exchange Commission on March 4, 2005

10.16	First Amendment to Lease dated November 2, 2005, by and between SigmaTel, Inc. and Prentiss Properties Acquisition Partners, L.P.

Exhibit Number
21.1		List of SigmaTel’s subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm

31.01		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2005.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 12, 2005.
(3)	Incorporated by reference to Exhibit 3.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(4)	Incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(5)	Incorporated by reference to exhibit 10.7 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(6)	Incorporated by reference to exhibit 10.8 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(7)	Incorporated by reference to exhibit 10.9 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(8)	Incorporated by reference to exhibit 10.10 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(9)	Incorporated by reference to exhibit 10.11 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(10)	Incorporated by reference to exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(11)	Incorporated by reference to exhibit 10.15 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(12)	Incorporated by reference to exhibit 10.16 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-112280), filed with the Securities and Exchange Commission on January 28, 2004.
(13)	Incorporated by reference to exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on October 19, 2004.
(14)	Incorporated by reference to exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2004.
(15)	Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2005.
(16)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 25, 2005.
(17)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 21, 2005.
(18)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 25, 2005.

SigmaTel, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SigmaTel, Inc.:

We have completed integrated audits of SigmaTel, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on SigmaTel, Inc.’s 2005, 2004, and 2003 consolidated financial statements and on its internal control over financial reporting as of December 31, 2005, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of SigmaTel, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Oasis Semiconductor, Inc. and Protocom Corporation from its assessment of internal control over financial reporting as of December 31, 2005 because they were acquired by the Company in a purchase business combination during 2005. We have also excluded Oasis Semiconductor, Inc. and Protocom Corporation from our audit of internal control over financial reporting. Oasis Semiconductor, Inc. and Protocom Corporation are wholly-owned subsidiaries whose total assets, less goodwill and net intangible assets, and total revenues represent 3% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

PricewaterhouseCoopers LLP

Austin, Texas

February 24, 2006

SigmaTel, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$65,712	$27,246
Short-term investments	53,172	114,451
Accounts receivable, net	48,633	34,195
Inventories, net	23,534	19,411
Income tax receivable	5,492	—
Deferred tax asset, net	1,760	7,613
Prepaid expenses and other assets	6,963	4,241

Total current assets	205,266	207,157

Property, equipment and software, net	14,200	7,116
Intangible assets, net	37,678	4,357
Goodwill	84,203	—
Other assets	2,095	1,285

Total assets	$343,442	$219,915

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,146	$23,016
Accrued compensation	7,020	3,884
Other accrued expenses	6,442	2,698
Deferred revenue	10,093	7,286
Current portion of long-term obligations	528	1,223

Total current liabilities	74,229	38,107

Non-current income taxes payable	7,906	—
Other liabilities	2,113	892

Total liabilities	84,248	38,999

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value; 170,000 shares authorized; shares issued and outstanding: 37,507 and 37,417 at 2005, 35,205 and 35,115 at 2004, respectively	4	4
Additional paid-in capital	218,492	173,480
Notes receivable from stockholders	(5)	(7)
Deferred stock-based compensation	(3,874)	(1,278)
Treasury stock, 90 common shares at cost	(741)	(741)
Accumulated surplus	45,337	9,458
Accumulated other comprehensive loss	(19)	—

Total stockholders’ equity	259,194	180,916

Total liabilities and stockholders’ equity	$343,442	$219,915

The accompanying notes are an integral part of these consolidated financial statements.

SigmaTel, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues, net	$324,457	$194,805	$100,225
Cost of goods sold(1)	149,086	89,187	52,491

Gross profit	175,371	105,618	47,734
Operating expenses:
Research and development(1)	75,107	32,253	17,867
Selling, general and administrative(1)	42,649	18,098	10,184
Amortization of deferred stock-based compensation	1,253	2,162	3,907
Litigation settlements (Note 13)	—	—	4,500

Total operating expenses	119,009	52,513	36,458

Operating income	56,362	53,105	11,276
Other income (expense):
Interest income (expense), net	4,096	1,709	(954)
Foreign exchange loss	69	—	—

Income before income taxes	60,389	54,814	10,322

Income tax expense	24,510	2,258	333

Net income	35,879	52,556	9,989
Deemed dividends on preferred stock	—	—	(8,768)

Net income attributable to common stockholders	$35,879	$52,556	$1,221

Basic net income attributable to common stockholders per share	$0.99	$1.52	$0.09
Diluted net income attributable to common stockholders per share	$0.95	$1.39	$0.04
Weighted average shares used to compute:
Basic net income attributable to common stockholders per share	36,132	34,669	13,450
Diluted net income attributable to common stockholders per share	37,912	37,872	31,086

(1)	Amounts exclude amortization of deferred stock-based compensation as follows:

	Year Ended December 31,
	2005	2004	2003
Cost of goods sold	$32	$105	$129
Research and development	837	1,378	1,853
Selling, general and administrative	384	679	1,925

Total	$1,253	$2,162	$3,907

The accompanying notes are an integral part of these consolidated financial statements.

SigmaTel, Inc.

Consolidated Statements of Changes In Stockholders’ Equity (Deficit)

(in thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock-Based Compensation	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Surplus (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance, December 31, 2002	5,991	$1	$9,181	$(289)	$(50)	$(741)	$—	$(53,087)	$(44,985)
Net income	—	—	—	—	—	—	—	9,989	9,989
Issuance of common stock upon initial public offering, net of issuance costs of $1,664	7,384	—	101,361	—	—	—	—	—	101,361
Issuance of common stock upon exercise of options	227	—	307	—	—	—	—	—	307
Conversion of redeemable convertible preferred stock to common stock	19,178	2	49,526	—	—	—	—	—	49,528
Conversion of convertible notes payable to common stock	1,022	—	6,382	—	—	—	—	—	6,382
Issuance of common stock upon net exercise of warrants	472	—	—	—	—	—	—	—	—
Payment of amounts receivable from stockholders	—	—	—	181	—	—	—	—	181
Interest on amounts receivable from stockholders	—	—	—	(11)	—	—	—	—	(11)
Repurchase and cancellation of 3 shares of common stock	(3)	—	(4)	4	—	—	—	—	—
Deferred stock-based compensation	—	—	7,665	—	(7,535)	—	—	—	130
Amortization of deferred stock-based compensation	—	—	—	—	3,907	—	—	—	3,907
Deemed dividends on redeemable convertible preferred stock	—	—	(681)	—	—	—	—	—	(681)

Balance, December 31, 2003	34,271	3	173,737	(115)	(3,678)	(741)	—	(43,098)	126,108
Net income	—	—	—	—	—	—	—	52,556	52,556
Issuance of common stock upon exercise of options	1,477	1	3,807	—	—	—	—	—	3,808
Issuance of common stock upon follow-on equity offering, net of issuance costs of $699	250	—	5,271	—	—	—	—	—	5,271
Issuance of common stock upon offering from Employee Stock Purchase Plan	112	—	1,623	—	—	—	—	—	1,623
Issuance of common stock upon net exercise of warrants	477	—	—	—	—	—	—	—	—
Repurchase and cancellation of 1,382 shares of common stock	(1,382)	—	(21,021)	—	—	—	—	—	(21,021)
Payment of amounts receivable from stockholders	—	—	—	109	—	—	—	—	109
Interest on amounts receivable from stockholders	—	—	—	(1)	—	—	—	—	(1)
Tax benefit related to exercise of employee stock options	—	—	9,860	—	—	—	—	—	9,860
Deferred stock-based compensation	—	—	203	—	238	—	—	—	441
Amortization of deferred stock-based compensation	—	—	—	—	2,162	—	—	—	2,162

Balance, December 31, 2004	35,205	4	173,480	(7)	(1,278)	(741)	—	9,458	180,916
Components of comprehensive income:
Net income	—	—	—	—	—	—	—	35,879	35,879
Unrealized loss on short-term investments, net of taxes	—	—	—	—	—	—	(19)	—	(19)

Total comprehensive income									35,860
Issuance of common stock upon exercise of options	773	—	2,491	—	—	—	—	—	2,491
Issuance of common stock upon offering from Employee Stock Purchase Plan	92	—	1,711	—	—	—	—	—	1,711
Issuance of common stock in conjunction with acquisition	1,437	—	28,179	—	—	—	—	—	28,179
Options assumed in conjunction with purchase acquisitions	—	—	5,179	—	(3,843)	—	—	—	1,336
Payments of amounts receivable from stockholders	—	—	—	2	—	—	—	—	2
Tax benefit related to exercise of employee stock options	—	—	7,743	—	—	—	—	—	7,743
Deferred stock-based compensation	—	—	(291)	—	(6)	—	—	—	(297)
Amortization of deferred compensation	—	—	—	—	1,253	—	—	—	1,253

Balance, December 31, 2005	37,507	$4	$218,492	$(5)	$(3,874)	$(741)	$(19)	$45,337	$259,194

The accompanying notes are an integral part of these consolidated financial statements.

SigmaTel, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$35,879	$52,556	$9,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,860	4,814	3,471
Amortization of deferred stock-based compensation	1,253	2,162	3,907
Write off of in-process research and development	11,610	—	—
Deferred income taxes	5,674	(8,166)	—
Tax benefit related to exercise of employee stock options	7,743	9,860	—
Lease abandonment adjustments	(385)	1,946	—
Other non-cash (benefit) expenses	(76)	817	1,016
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	(11,574)	(18,206)	(11,149)
Inventories, net	(1,991)	(9,507)	(4,165)
Prepaid expenses and other assets	(2,811)	(3,514)	(1,042)
Accounts payable	23,515	13,047	4,546
Accrued expenses	1,745	3,274	2,518
Income taxes payable	3,157	—	—
Deferred revenue and other liabilities	(1,163)	3,507	3,236

Net cash provided by operating activities	81,436	52,590	12,327

Cash flows from investing activities:
Proceeds from maturities of restricted investments	—	—	130
Proceeds from maturities of short-term investments	166,956	77,801	—
Purchases of short-term investments	(105,831)	(143,211)	(49,420)
Purchases of property, equipment, software and intangible assets	(15,352)	(11,517)	(3,581)
Acquisition of businesses, net of cash acquired	(92,820)	—	—

Net cash used in investing activities	(47,047)	(76,927)	(52,871)

Cash flows from financing activities:
Proceeds from long-term debt	—	—	5,150
Repayments under revolving line of credit, net	—	—	(8,923)
Repayments of long-term debt	—	—	(5,000)
Payments of capital lease obligations	(57)	(48)	(76)
Payments of interest on convertible notes payable	—	—	(1,564)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	8,090
Proceeds from notes receivable from stockholders	2	109	181
Proceeds from issuance of common stock, net of issuance costs	4,202	10,702	101,668
Purchases of treasury stock	—	(21,021)	—

Net cash provided by (used in) financing activities	4,147	(10,258)	99,526

Effect of exchange rate changes on cash and cash equivalents	(70)	—	—
Net increase (decrease) in cash and cash equivalents	38,466	(34,595)	58,982
Cash and cash equivalents, beginning of year	27,246	61,841	2,859

Cash and cash equivalents, end of year	$65,712	$27,246	$61,841

The accompanying notes are an integral part of these consolidated financial statements.

SigmaTel, Inc.

Notes to Consolidated Financial Statements

1. Organization

SigmaTel, Inc. (the “Company” or “SigmaTel”) was incorporated on December 28, 1993 and is a fabless designer of analog-intensive mixed-signal integrated circuits headquartered in Austin, Texas. In the July 2004, SigmaTel established an international subsidiary and opened an office in Hong Kong which became a wholly-owned subsidiary of SigmaTel in August 2004. In the year ended December 31, 2005, SigmaTel opened branch offices in Taipei, Taiwan and Shenzhen, China, and established international subsidiaries and opened offices in Singapore, Seoul, South Korea, Tokyo, Japan, and Cambridge, England. As a result of SigmaTel’s acquisitions of Protocom Corporation (“Protocom”) and Oasis Semiconductor, Inc. (“Oasis”) in the third quarter of 2005 (see Note 7 for additional information on these acquisitions), SigmaTel also now has wholly-owned subsidiaries associated with the operations of Protocom and Oasis. The accompanying Consolidated Financial Statements include the accounts of SigmaTel and each of its subsidiaries, and all material intercompany accounts and transactions have been eliminated in consolidation.

On September 11, 2003, the Company completed a one-for-three reverse stock split of the Company’s outstanding common stock. All share and per share amounts have been retroactively restated in the accompanying Consolidated Financial Statements and notes for all periods presented to reflect the reverse stock split.

SigmaTel, Inc. was incorporated in Texas in 1993 and changed its state of incorporation to Delaware in August 2003 by merging into a wholly owned subsidiary. As a result of the merger, that subsidiary succeeded to all rights and obligations of the Texas corporation, and the Texas corporation ceased to exist. Prior to the merger, the Delaware subsidiary conducted no operations and had no assets or liabilities other than $1,000 of cash contributed to it by the Texas corporation. As a result of the reincorporation, the Company is authorized to issue 170,000,000 shares of $0.0001 par value Common Stock and 30,000,000 shares of $0.01 par value Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. The par value and shares of Common Stock in the statement of stockholders’ equity (deficit) for the year ended December 31, 2003 has been retroactively adjusted to reflect the reincorporation.

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

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

On August 24, 2005, the Company completed the acquisition of all of the issued and outstanding shares of Protocom, a privately held provider of integrated circuits to the digital video camera market, for $18.8 million in cash and $28.2 million in the form of 1,437,304 shares of SigmaTel common stock. The Company has registered for resale the 1,437,304 shares issued to the Protocom shareholders under the terms of the acquisition agreement. In connection with the acquisition, 239,550 of the shares issued as consideration in this acquisition were placed into an escrow account for purposes of settling indemnification claims for the one-year period following the closing (see Note 7 for additional information on this acquisition).

2. Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain reclassifications have been made to prior periods presented in the consolidated financial statements to conform to the current year presentation.

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

Risks and Uncertainties and Concentrations of Credit Risk

The Company’s operating results are significantly dependent on its ability to market and develop products. The inability of the Company to successfully develop and market its products as a result of competition or other factors would have a material adverse affect on the Company’s business, financial condition and results of operations. The majority of the Company’s products are currently manufactured by three companies in Asia. The Company does not have long-term agreements with any of these suppliers. A manufacturing disruption

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

experienced by one or more of these manufacturing entities would impact the production of the Company’s products for a substantial period of time which could have a material adverse effect on its business, financial condition and results of operations. The Company’s customers are mainly in Asia.

	Customers That Accounted For Greater Than 10% of Accounts Receivable, net		Customers That Accounted For Greater Than 10% of Revenues, net
	Year Ended December 31,		Year Ended December 31,
	2005	2004	2005	2004	2003
Customer A (an affiliate until October 2005)	16%	20%	14%	14%	14%
Customer B	—	21%	—	17%	32%
Customer C	21%	10%	15%	—	—
Customer D	14%	21%	18%	27%	11%

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company places its short-term investments primarily in multiple types of investment-grade securities. The Company performs ongoing credit evaluations of its customers’ financial condition and has a foreign trade insurance policy for significant international customers to minimize credit risk. The Company maintains an allowance for doubtful accounts receivable to cover the uninsured portion of trade receivables and estimated losses resulting from uncollectible accounts. The Company will write off a receivable account once the account is deemed uncollectible. Accounts receivable write-offs to date have been minimal. As of December 31, 2005 and 2004, the Company had an allowance for doubtful accounts of $0.6 million and $0.5 million, respectively.

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

Short-term Investments

Short-term investments consist of corporate, state and municipal securities with readily determinable fair market values and original maturities in excess of three months. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company’s investments are classified as “available-for-sale” and accordingly are reported at fair value, with unrealized gains and losses reported as a component of stockholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income and are determined on the specific identification method; however, for the years ended December 31, 2005, 2004 and 2003, there were no realized gains or losses.

Inventories

Inventories are stated at the lower of cost (approximate costs are determined on a first-in, first-out basis) or market. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

Property, Equipment and Software

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Amortization of assets under capital leases and leasehold improvements is included in depreciation and is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

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

Intangible Assets

Intangible assets consist of developed product technology, customer relationships, trademarks and trade names, patents and licenses to use intellectual property in manufacturing. Intangible assets are recorded at cost and amortized over the shorter of the contractual life or the estimated useful life, which is generally between five to nine years. Amortization of developed product technology is reflected in cost of goods sold in the consolidated statements of operations.

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

Revenue Recognition

Revenues from product sales are recognized upon shipment, or later if required by shipping terms, provided title is transferred, prices are fixed, and collection is deemed probable. Revenues primarily consist of product sales to direct customers and distributors. Revenues and related costs of goods sold on sales to distributors with rights of return and price protection on products unsold are deferred and subsequently recognized upon

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

sell-through to their end customer. In conjunction with our acquisitions, we have deferred revenue from nonrecurring engineering fees (“NRE”). We defer revenues from NRE until the obligations under the NRE agreements have been met and the related products are shipping in production quantities.

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

Insurance and Self-Insurance Reserves

The Company is primarily self-insured for employee health benefits. The Company’s self-insurance liability is limited in the aggregate based on total participants at the end of the plan year and limited to $60,000 per insured. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. If more claims are made than were estimated or if the costs of actual claims increases beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods.

Shipping and Handling Costs

Costs of shipping and handling for delivery of the Company’s products that are reimbursed by its customers are recorded as revenue in the statement of operations. Shipping and handling costs are charged to cost of goods sold as incurred.

Goodwill

The Company made certain acquisitions in the third and fourth quarters of 2005 that resulted in the recognition of goodwill. Goodwill is tested for impairment on an annual basis in the fourth quarter of each year. Additionally, goodwill will be tested in the interim if events and circumstances indicate that goodwill may be impaired. Impairment of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Aggregate goodwill acquired during the year ended December 31, 2005 was $84.2 million and zero for the year ended December 31, 2004.

Acquired In-Process Research and Development (“IPR&D”)

When the Company acquires another entity, the purchase price is allocated, as applicable, between net tangible assets, IPR&D, other identifiable intangible assets, and goodwill. Company policy defines IPR&D as the value assigned to those projects for which the related products have not reached technological feasibility and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires the Company to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition, in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility. Acquired IPR&D was $11.6 million for the year ended December 31, 2005 and zero for the years ended December 31, 2004 and 2003. The IPR&D charge is reflected in research and development operating expenses in the consolidated statements of operations.

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

Consolidation and Foreign Currency Translation

The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. The reporting currency of the Company’s foreign subsidiaries is the U.S. dollar and the functional currency is the local currency in which the foreign subsidiaries operate. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates for the periods. Resulting translation adjustments are recorded as a component of stockholders’ equity. There were no cumulative translation adjustments at December 31, 2005 or 2004. Gains and losses from currency transactions denominated in currencies other than the functional currency are recorded as other income or expense in the statements of operations.

Accounting for Stock-Based Compensation

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation No. 44, Emerging Issues Task Force (“EITF”) Issue No. 00-23, and related interpretations. The Company accounts for equity awards issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and related interpretations. The following table illustrates the effect on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income attributable to common stockholders, as reported	$35,879	$52,556	$1,221
Add: Stock-based employee compensation expense recognized in net income attributable to common stockholders, net of tax	843	1,405	3,657
Deduct: Stock-based employee compensation expense determined under the fair value based method for all employee awards, net of tax	(31,100)	(4,036)	(3,456)

Pro forma net income attributable to common stockholders	$5,622	$49,925	$1,422

Pro forma basic net income attributable to common stockholders per share	$0.16	$1.44	$0.11

Pro forma diluted net income attributable to common stockholders per share	$0.15	$1.32	$0.05

On December 31, 2005, the Company accelerated the vesting of approximately 1.8 million unvested stock options outstanding under the Company’s stock plan with exercise prices per share of $20.00 or higher. The options had a range of exercise prices between $20.03 and $55.86 and a weighted average exercise price of $31.10. The closing price of the Company’s common stock on December 16, 2005, the day the Company’s Board of Directors approved the acceleration, was $13.34. The acceleration was effective as of December 31, 2005. The acceleration of vesting enabled the Company to avoid recognizing future compensation expense associated with these options upon adoption of SFAS No. 123R. The aggregate pre-tax expense associated with the accelerated options that would have been reflected in the Company’s Consolidated Financial Statements in future fiscal years was approximately $25.9 million, which is included in the above pro forma stock-based employee compensation expense for the year ended December 31, 2005.

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

Research and Development

Costs for research and development of the Company’s products are expensed as incurred. These costs include salaries, contractor fees, and allocated expenses.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Total advertising and promotional expenses were approximately $0.8 million, $0.1 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Net Income per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income attributable to common stockholders per share is computed giving effect to all potential dilutive common stock, including options, warrants, common stock subject to repurchase and redeemable convertible preferred stock.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income attributable to common stockholders per share follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net income attributable to common stockholders	$35,879	$52,556	$1,221

Denominator:
Weighted-average common stock outstanding	36,237	34,715	13,506
Less: weighted-average shares subject to repurchase	(21)	(46)	(56)
Less: shares held in escrow	(84)	(—)	(—)

Weighted-average shares used in computing basic net income attributable to common stockholders per share	36,132	34,669	13,450
Dilutive potential common shares used in computing diluted net income attributable to common stockholders per share	1,780	3,203	17,636

Total weighted-average number of shares used in computing diluted net income attributable to common stockholders per share	37,912	37,872	31,086

In connection with the acquisition of Protocom, 239,550 of the shares issued as consideration were placed into an escrow account for purposes of settling indemnification claims for the one-year period following the closing. The following outstanding options were excluded from the computation of diluted net income per share as they had an antidilutive effect (in thousands):

	Year Ended December 31,
	2005	2004	2003
Options to purchase common stock	1,676	499	23

Included in the calculation of net income attributable to common stockholders are deemed dividends of zero for the years ended December 31, 2005 and 2004 and $8.8 million for the year ended December 31, 2003, related to the issuance of the Company’s Series F, H and J Preferred Stock.

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. Under SFAS No. 123R, the Company must determine the appropriate fair value method to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at the date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation cost be recorded for all unvested stock options and non-vested stock at the beginning of the first quarter of adoption of SFAS No. 123R, whereas the retroactive method requires recording compensation cost for all unvested stock options and nonvested stock beginning with the first period restated. The Company has selected the Black-Scholes option pricing model as the most appropriate method to value awards and will recognize compensation cost on a straight-line basis over the awards’ vesting periods. The Company will adopt the standard using the prospective method. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after its adoption.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. Effective January 1, 2006, the Company adopted SFAS No. 123R. The Company is evaluating the requirements of SFAS No. 123R and SAB No. 107 and expects that the adoption of SFAS No. 123R on January 1, 2006 will have a material adverse effect on its financial position, results of operation and cash flows. The expense associated with the of the adoption of SFAS No. 123R in the first quarter of 2006 is expected to be approximately $2.4 million.

In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement redefines restatements as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. This statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. The Company does not expect the adoption of the standard to have a material effect on its financial position, results of operations or cash flows.

3. Short-term Investments

Short-term investments at December 31, 2005 and 2004, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $53.2 million and $114.8 million, respectively. The fair values of these instruments are based on market interest rates and other market information available to management as of each balance sheet date presented and were not different than the aggregate cost at December 31, 2004.

Short-term investments consisted of the following as of December 31, 2005 (in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Commercial paper	$—	$—	$—	$—
Auction rate preferred notes	47,225	—	—	47,225
U.S. Agencies	2,498	—	(12)	2,486
Corporate Notes	3,468	—	(7)	3,461

Total investments	53,191	—	(19)	53,172
Less cash equivalents	—	—	—	—

	$53,191	$—	$(19)	53,172

Short-term investments consisted of the following as of December 31, 2004 (in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Commercial paper	$7,628	$—	$—	$7,628
Auction rate preferred notes	92,300	—	—	92,300
U.S. Agencies	14,985	—	—	14,985
Corporate Notes	9,972	—	—	9,972

Total investments	124,885	—	—	124,885
Less cash equivalents	(10,434)	—	—	(10,434)

	$114,451	$—	$—	$114,451

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at fair value. $3.4 million of total liquid investments mature within three months, $2.6 million mature beyond three months but within one year, zero mature beyond one year and within five years and $47.2 million mature beyond five years, but have interest reset maturities of less than thirty-five days.

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

4. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2005	2004
Work in process	$13,515	$9,433
Finished goods	10,019	9,978

	$23,534	$19,411

At December 31, 2005 and 2004, the Company’s reserve for slow-moving and obsolete inventory was approximately $2.3 million and $2.2 million, respectively.

5. Property, Equipment and Software

Property, equipment and software is comprised of the following (in thousands):

	Estimated Useful Lives in Years	December 31,
		2005	2004
Computers and equipment	2-5	$14,732	$9,241
Furniture and fixtures	5	7,009	3,437
Purchased software	3	10,542	6,797

		32,283	19,475
Less—accumulated depreciation and amortization		(18,083)	(12,359)

		$14,200	$7,116

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $5.7 million, $3.8 million and $3.1 million, respectively. At December 31, 2005 and 2004, property, equipment and software under capital leases consist of equipment and furniture and fixtures of approximately $0.2 million. Accumulated amortization for equipment and furniture and fixtures under capital leases totaled $0.2 million as of December 31, 2005 and 2004.

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

6. Goodwill and Other Intangible Assets

As of December 31, 2005, SigmaTel had goodwill in the amount of $84.2 million associated with the acquisitions of Oasis, Protocom, and certain assets and intellectual property of D&M Holdings, Inc (“Rio”). and Apogee Technology, Inc. (“Apogee”) and certain assets of Mooji Corporation Limited (“Mooji”) of which approximately $13.7 million is deductible for income tax purposes. These acquisitions were accounted for using the purchase method of accounting (Note 7). In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company will assess the impairment of goodwill annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. Goodwill and other intangibles consist of the following (in thousands):

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill	$84,203	$—	$84,203	$—	$—	$—
Other intangible assets subject to amortization:
Developed product technology	15,060	(904)	14,156	—	—	—
Customer relationships	13,232	(502)	12,730	—	—	—
Trademarks and trade names	2,200	(106)	2,094	—	—	—
Patents	3,327	(237)	3,090	370	(64)	306
Licenses to manufacture and other	8,226	(2,618)	5,608	5,235	(1,184)	4,051

	$126,248	$(4,367)	$121,881	$5,605	$(1,248)	$4,357

Intangible asset amortization expense was $3.1 million, $1.0 million, and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Estimated aggregate intangible asset amortization expense is expected to be $7.0 million for 2006 and is estimated to be $6.8 million in 2007, $6.2 million in 2008, $5.4 million in 2009, and $4.7 million in 2010. The Company is amortizing intangible assets on a straight-line basis over their estimated useful lives. The weighted average useful life is generally 6 years for developed product technology, 9 years for customer relationships, 7 years for trademarks and trade names, 7 years for patents, and 2 to 5 years for licenses to manufacture.

7. Acquisitions

On July 1, 2005, the Company acquired assets related to the sale of SigmaTel products in Korea from its long-time Korean distributor, Mooji, for $1.9 million, including direct acquisition costs of approximately $0.2 million.

On July 26, 2005, the Company acquired certain assets, intellectual property and engineering resources associated with the Rio® portable audio product line from Rio for $10.2 million, including direct acquisition costs of approximately $0.2 million. $0.5 million of the acquisition consideration is being held in an escrow account for purposes of settling indemnification claims for the one-year period following the closing.

On August 24, 2005, the Company completed the acquisition of all of the issued and outstanding shares of Protocom, a privately held provider of integrated circuits to the digital video camera market, for $18.8 million in cash and $28.2 million in the form of 1,437,304 shares of SigmaTel common stock. The Company incurred direct

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

acquisition costs of approximately $1.1 million and recorded $4.2 million as the value assigned to the unvested Protocom stock options assumed which entitle the holders to receive up to 234,223 shares of the Company’s common stock upon vesting and exercise and will be amortized over the remaining vesting period of the related options. In connection with the acquisition, 239,550 of the shares issued as consideration in this acquisition were placed into an escrow account for purposes of settling indemnification claims for the one-year period following the closing. In accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, we have used $19.64 as the per share amount to value the common stock consideration paid to Protocom shareholders (representing the average of the closing prices of SigmaTel’s common stock for the three days before, after and on the merger agreement date of July 26, 2005), less $50 thousand, an estimate for the registration costs which have been included in transaction costs. The value of the unvested Protocom stock options assumed and the related deferred stock-based compensation were valued in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Compensation, and Interpretation of APB Opinion No. 25. Pursuant to the terms of the acquisition, the Company established an employee retention bonus plan for the former Protocom employees. Bonuses under this plan are contingent upon continued employment with the Company and will be payable over three years in three annual installments of $1 million and based on an allocation determined pursuant to the acquisition agreement.

On September 6, 2005, the Company acquired all of the issued and outstanding shares of Oasis, a privately held provider of integrated circuits for the multi-function peripheral market, for $57 million in cash. The Company incurred direct acquisition costs of approximately $2.0 million. In connection with this acquisition, the Company also agreed to make an additional payment of up to $25 million in cash pursuant to the terms of an earn-out provision based on the achievement by the Oasis business of certain calendar year 2006 revenues. $5.7 million of the initial purchase price payment has been deposited in an escrow account for purposes of settling indemnification claims for the one-year period following the closing. The Company also recorded $0.9 million for the value of assuming all unvested employee stock options of Oasis, which entitle the holders to receive up to 235,398 shares of the Company’s common stock upon vesting and exercise and will be amortized over the remaining vesting period of the related options. The value of the unvested Oasis stock options assumed and the related deferred stock-based compensation were valued in accordance with FASB Interpretation No. 44. Pursuant to the terms of the acquisition, the Company has established an employee retention bonus plan for the former Oasis employees totaling $3.0 million. Bonuses under this plan are contingent upon continued employment with the Company, are expensed as incurred, and will be payable over two years in four semi-annual installments.

On October 5, 2005, the Company acquired the Direct Digital Amplification (DDX®) technology, design team and intellectual property from Apogee for $9.4 million in cash. The Company also agreed to make an additional payment of up to $4.5 million in cash pursuant to the terms of an earn-out provision based on the achievement of DDX® revenues during the one-year period following the closing. The purchase accounting for Apogee includes $0.2 million in other transaction costs.

The Oasis, Protocom, Rio, Apogee and Mooji acquisitions were accounted for using the purchase method of accounting. The purchase price for each of the acquisitions was paid during the year ended December 31, 2005. Approximately $122,000 in direct acquisition costs was unpaid at December 31, 2005 and is expected to be paid during the first quarter of 2006. The purchase price for the acquisitions does not include any amount for contingent considerations. Actual amounts of future consideration related to contingencies, if any, will be recognized as an adjustment to the purchase price in the period in which the contingency is resolved. The purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, as well as IPR&D, based on estimated fair values at the date of the acquisition. The value of assets and liabilities was estimated based on purchase price and future intended use.

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

The value of intangible assets was derived from the present value of estimated future benefits from the various intangible assets acquired. The Protocom IPR&D relates to the PR838 project, a next generation portable imaging SoC that adds new features such as H.264 (an advanced video codec technology) and high definition output capability. The Oasis IPR&D relates to efforts on six different multi-function peripheral products, each of which adds new features or addresses new imaging markets. The Apogee IPR&D relates to a next generation Direct Digital Amplification (DDX®) product. As of the closing date of each acquisition, we expected to incur $1.9 million, $7.7 million and $1.8 million in costs to bring the Protocom product, Oasis products and Apogee product, respectively, to commercialization. It is expected that the Protocom, Oasis and Apogee projects will be completed in 2006 and will start generating revenue at that time. The income approach was utilized to value this technology which incorporated the present value of future economic benefits. The rate used to discount the net cash flows to their present value was 19%, 21% and 20% for Protocom, Oasis and Apogee, respectively, giving consideration to the risk associated with the projects relative to developed product technology and future products. The estimates in valuing IPR&D were based upon assumptions believed to be reasonable at the time but which are inherently uncertain and unpredictable. If these products are not brought to market in a timely period, we could miss opportunities to achieve crucial design wins. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. This premium paid for the acquisitions is based on management’s belief that the acquired technologies, businesses and engineering talent in the areas of image processing, video compression, amplification, firmware and software development and SoC development were of strategic importance in the Company’s multi-media SoC strategy. Operating results from the acquired businesses are included in the consolidated statements of operations from the date of acquisition.

A summary of the purchase price allocations for Oasis, Protocom, Rio and Apogee are as follows (in thousands):

	Oasis	Amortization Period	Protocom	Amortization Period	Rio	Amortization Period	Apogee	Amortization Period
Developed product technology	$7,560	6 years	$2,300	6 years	$2,900	5 years	$2,300	5 years
Customer relationships	7,350	9 years	5,700	9 years	—		—
License agreement	—		—		—		900	2 years
Trademark & trade name	1,700	7 years	—		—		500	5 years
Patents	—		—		700	7 years	—
Goodwill	32,352		38,130		6,442		5,709

Total intangibles & goodwill	48,962		46,130		10,042		9,409

Fair value of assets acquired	11,793		2,865		109		—
Fair value of liabilities assumed	10,043		2,718		—		—
Deferred stock-based compensation	433		3,411		—		—
In-process research and development	8,810		2,600		—		200

Purchase price	$59,955		$52,288		$10,151		$9,609

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following unaudited pro forma financial information presents the results of operations for the years ended December 31, 2005 and 2004 as if the acquisitions had occurred at the beginning of the earliest period presented. Pro forma net income for the year ended December 31, 2005 includes an $11.6 million non-recurring charge for IPR&D. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of each period presented, or of future results.

	Year Ended December 31,
	2005	2004
	(in thousands, except per share data)
	(unaudited)
Pro forma net revenues	$351,391	$242,397
Pro forma net income	29,244	50,817
Pro forma net income per share:
Basic	$0.79	$1.42
Diluted	$0.75	$1.28

8. Long-Term Debt

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

9. Convertible Preferred Stock

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

10. Warrants

Upon the closing of the Company’s initial public offering in September 2003, all outstanding preferred stock warrants converted to common stock warrants. In March 2004, the Company issued 19,900 shares in a cashless exercise of warrants issued in 2001 and 2002 to a bank in connection with modifications to a revolving line of credit. In December of 2004, the Company issued 457,485 shares in a cashless exercise of warrants issued in 2002 to an unaffiliated customer in connection with an exclusive supply agreement. There were no warrants outstanding as of December 31, 2005 and 2004.

11. Stock Option Plans

As of December 31, 2005, the Company had authorized 1,509,135 shares of common stock for issuance under the Company’s 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”). Under the 1995 Plan, incentive

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

stock options may be granted to employees and non-statutory stock options may be granted to non-employees, directors or consultants at prices not lower than 100% of the fair market value of the Company’s common stock at the date of grant as determined by the Board of Directors. Any 10% shareholder must be granted options to purchase the Company’s common stock at an exercise price no lower than 110% of the fair market value of the Company’s common stock at the date of grant as determined by the Board of Directors. Generally, options vest either (i) at the rate of 20% per year over five years, or (ii) over a four year period (25% at end of the first year from date of grant, and 1/36 of remaining shares per month over next 36 months) and are exercisable for a period of ten years from the date of grant.

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

In July 2003, the Company approved the 2003 Equity Incentive Plan (the “2003 Plan”) that became effective upon completion of the initial public offering. The 2003 Plan provides for the grant of incentive stock options and nonqualified stock options, stock awards and stock purchase rights for the purchase of up to 6,866,747 shares of the Company’s common stock by officers, employees, consultants and directors of the Company. However, this share reserve shall be reduced by the exercise of stock options outstanding under the Company’s 1995 Stock Option/Stock Issuance Plan. As of December 31, 2005, options to purchase 1,509,135 shares of the Company’s common stock were outstanding under the 1995 Plan. The compensation committee of the Board of Directors is responsible for administration of the 2003 Plan. The compensation committee determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term generally seven to ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Generally, options vest either (i) at the rate of 20% per year over five years, or (ii) over a four year period (25% at end of the first year from date of grant, and 1/36 of remaining shares per month over next 36 months) and are exercisable for a period of ten years from the date of grant. Nonqualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the market value per share.

The Company recorded $7.5 million of deferred stock-based compensation during the year ended December 31, 2003, related to the issuance of stock options below fair value at the date of grant. Such amount is included as a reduction of stockholders’ equity and is being amortized over the vesting period of each award in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an interpretation of APB Opinions No. 15 and 25. The Company recorded $1.3 million, $2.2 million, and $3.9 million of related stock-based compensation for the years ended December 31, 2005, 2004, and 2003 respectively.

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

Option activity under the 1995 and 2003 Plans is as follows (share amounts in thousands):

	Options Outstanding
	Available for Grant	Shares	Exercise Price	Weighted average exercise price
Outstanding—December 31, 2002	618	2,081	$0.12–12.00	$3.36
Options authorized	4,388	—	—	—
Options granted	(2,256)	2,256	0.75–29.93	3.57
Options exercised	—	(227)	0.75–7.50	1.85
Options forfeited	59	(59)	0.75–23.26	4.11

Outstanding—December 31, 2003	2,809	4,051	$0.12–29.93	$3.55
Options authorized	—	—	—	—
Options granted	(1,416)	1,416	14.55–36.00	23.22
Options exercised	—	(1,477)	0.11–12.00	2.58
Options forfeited	107	(107)	0.75–36.00	6.58

Outstanding—December 31, 2004	1,500	3,883	$0.75–36.00	$11.01
Options authorized	3,599	—	—	—
Options granted	(2,727)	2,727	1.47–55.86	25.95
Options exercised	—	(773)	0.75–29.93	3.22
Options forfeited	341	(341)	0.75–44.70	17.68

Outstanding—December 31, 2005	2,713	5,496	$0.75–55.86	$19.07

The weighted average fair value of common stock options granted during the years ended December 31, 2005, 2004 and 2003 was $15.70, $13.16 and $4.16, respectively.

Common Stock Options Granted with Exercise Price	Weighted Average Exercise Price			Weighted Average Grant Date Fair Values
	Year Ended December 31,			Year Ended December 31,
	2005	2004	2003	2005	2004	2003
Equal to common stock value at date of grant	$29.34	$23.22	$24.33	$15.91	$13.16	$14.16
Less than common stock value at date of grant	5.62	—	1.94	16.14	—	3.48
Greater than common stock value at date of grant	25.56	—	—	9.28	—	—

The 2005 options shown in the table above as being granted with exercise prices greater than or less than common stock value at date of grant were assumed in the acquisition of Protocom and Oasis. These options were assumed at the original exercise prices which were either less than or greater than the fair market value of the Company’s common stock shares at the acquisition dates and with the original vesting schedules.

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information with respect to common stock options outstanding at December 31, 2005 (share amounts in thousands):

	Options outstanding		Options exercisable
Range of exercise price	Number outstanding	Weighted-average remaining contractual life (years)	Number exercisable	Weighted-average exercise price
$0.75–$2.40	706	7.7	191	$0.85
3.00–9.00	1,001	6.1	832	$3.97
9.90–19.91	1,007	7.0	77	$13.19
20.03–24.83	1,113	8.0	942	$21.59
25.00–36.83	1,215	7.5	1,030	$32.66
37.25–55.86	454	6.7	297	$42.28

	5,496	7.2	3,369	$21.08

As of December 31, 2004 and 2003, the weighted average exercise price of options exercisable was $3.38 and $3.18, respectively, and the number of options exercisable was approximately 2.3 million and 3.6 million, respectively.

The fair value of common stock options granted in 2005, 2004 and 2003 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2005	2004	2003
Risk-free interest rates	3.20%–4.40%	3.10%-3.20%	2.30%–3.30%
Expected lives	3.25-4.0 years	3.5-5.0 years	5 years
Dividend yield	— %	— %	— %
Expected volatility	67%-75%	63%-75%	60%-63%

Other Stock Options

In March 2001, the Company executed an employment agreement with a key executive whereby it granted this executive an option, exercisable over ten years, to purchase up to approximately 0.5 million shares of Series I Preferred Stock at an exercise price of $2.57 per share. One half of these option shares vested immediately. The remaining option shares vested upon the closing of a firm commitment underwritten public offering, resulting in a $0.9 million expense. Due to the automatic conversion of all of the Company’s then outstanding preferred stock into common stock, in conjunction with its initial public offering, the option is exercisable for approximately 0.2 million shares of common stock at an exercise price of $6.24 per share and has a remaining life of 5.25 years.

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

12. Income Taxes

The provision for income taxes on income from continuing operations for the years ended December 31, 2005, 2004 and 2003 is comprised of the following (in thousands):

	Year ended December 31,
	2005	2004	2003
Current
Federal	$13,993	$10,426	$323
State	53	(2)	10
Foreign	2,539	—	—
Deferred
Federal	7,973	(8,152)	—
State	(127)	(14)	—
Foreign	79	—	—

	$24,510	$2,258	$333

The geographic sources of income from continuing operations before income taxes are as follows (in thousands):

	Year ended December 31,
	2005	2004	2003
United States	$51,780	$54,791	$10,322
Foreign	8,609	23	—

Income from continuing operations before taxes	$60,389	$54,814	$10,322

A reconciliation of the amount of the income tax provision that results from applying the statutory Federal income tax rates to pretax income and the reported amount of income tax provision is as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Tax provision at statutory rate	$21,136	$19,185	$3,506
Effect of foreign operations	2,222	—	—
In-process research and development	4,064	—	—
Research and experimentation credit	(2,761)	(434)	(583)
State income tax provision (benefit)	(48)	10	(146)
Stock-based compensation charge (benefit)	(36)	(1,351)	1,312
Non-deductible expenses and other	59	(451)	(1)
Net decrease in valuation allowance	(126)	(14,701)	(3,755)

	$24,510	$2,258	$333

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

The significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$7,061	$2,300
Credit carryforwards	6,405	3,733
Accrued liabilities and reserves	1,398	2,109
Deferred revenue	—	1,499
Other	487	846

Subtotal	15,351	10,487
Deferred tax asset valuation allowance	(6,244)	(1,270)

Total	9,107	9,217

Deferred tax liabilities:
Depreciable assets	(706)	(1,051)
Acquired intangibles	(8,259)	—
Other	(25)	—

Total	(8,990)	(1,051)

Net deferred tax asset	$117	$8,166

The table below summarizes changes in the deferred tax asset valuation allowance (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2003	$(19,726)	$—	$3,755	$(15,971)
Year ended December 31, 2004	$(15,971)	$—	$14,701	$(1,270)
Year ended December 31, 2005	$(1,270)	$(4,974)	$—	$(6,244)

As of December 31, 2005, the Company had available tax operating loss, tax capital loss and tax credit carryforwards subject to expiration as follows (in thousands):

	Year of Expiration:
	2008-2010	2011-2017	2018-2025	No Expiration
Net Operating Loss Carryforward
Federal	$—	$—	$17,592	$—
State	33,581	15,160	—	—
Foreign	102	—	—	26
Capital Loss Carryforward
Federal	184	—	—	—
Research & Development Credit
Federal	—	136	3,942	—
State	—	—	2,342	304
Foreign Tax Credit
Federal	110	—	—	—
Alternative Minimum Tax Credit
Federal	—	—	—	492

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and credit carryforwards which can be used in future years. As of December 31, 2005, the Company has approximately $17.6 million of federal net operating loss, $1.3 million of federal credit carryforwards, and $0.2 million of federal capital loss carryforwards with limitations on the amount that can be recognized in any annual period. This limit may result in the expiration of the carryforwards prior to their utilization. Similar provisions under state law impose limitations on $18.1 million of state net operating loss carryforwards and $0.7 million of state credit carryforwards.

During 2005, the Company acquired net deferred tax assets from Protocom and Oasis of approximately $11.0 million, including approximately $9.3 million of loss and credit carryforwards. Because of the uncertainty of utilizing the loss and credit carryforwards prior to their expiration, a valuation allowance of approximately $4.5 million was recorded to reduce the carrying amount of the net deferred tax asset to the amount the Company determined was more likely than not to be realized. Any subsequent reversals of the valuation allowance attributable to the acquired net deferred tax assets will result in a reduction of goodwill. An additional deferred tax liability of approximately $8.7 million was recorded as a result of intangible assets created in the acquisitions that are not amortizable for tax purposes.

The valuation allowance for the deferred tax asset was increased by approximately $5.0 million during 2005. Of the increase, approximately $4.5 million was due to the acquisition of certain net operating loss and credit carryforwards during 2005 from Protocom and Oasis that may expire prior to their utilization due to limitations on the Company’s ability to use the carryforwards as a result of the ownership changes of the acquired businesses. The remaining increase of $0.5 million, comprised of a $0.1 million decrease to the federal valuation allowance and a $0.6 million increase to the state valuation allowances, was related to the Company’s assessment of the uncertainty of the utilization of certain other loss and credit carryforwards prior to their expiration. There can be no assurance that the Company will meet its expectations of future taxable income. As a result, the amount of the net deferred tax assets considered realizable could be reduced if estimates of future taxable income are reduced. Such an occurrence could have a material adverse effect on the Company’s results of operations and financial condition.

During 2005 and 2004, the Company recognized certain tax benefits related to stock option plans in the amount of $7.7 million and $9.9, respectively. These benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

Deferred U.S. income taxes and foreign withholding taxes are not provided on the undistributed cumulative earnings of foreign subsidiaries because those earnings are considered to be permanently reinvested in those operations. The permanently reinvested undistributed earnings were approximately $4.5 million as of December 31, 2005. The undistributed foreign earnings could become subject to additional tax if remitted, or deemed remitted, as a dividend; however, it is not practicable to estimate the additional amount of taxes payable.

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

13. Commitments and Contingencies

The Company leases its office space and certain office equipment under noncancelable operating leases. Certain of these leases provide for periodic payments that increase over the life of the lease. The aggregate of the

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

minimum periodic payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods. The lease agreements contain provisions that require the Company to pay for normal operating expenses including repairs and maintenance, property taxes, and insurance. Total rent expense under these operating leases was approximately $7.1 million, $4.3 million and $2.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. During the years ended December 31, 2005, 2004 and 2003, the Company earned $1.5 million, $0.7 and $0.8 million in rental income from office space subleased to third parties.

Future minimum lease payments under capital leases and noncancelable operating leases at December 31, 2005 are as follows (in thousands):

Year ending December 31,	Operating leases	Capital leases
2006	$9,145	$10
2007	7,549	—
2008	6,661	—
2009	6,416	—
2010	6,519	—
Future	11,348	—

	47,638	10
Less: sublease rental income	(5,411)

Operating lease obligation net of sublease	$42,227

Less: portion representing interest		—

Capital lease obligation		$10

In connection with two of the Company’s leases for office space, the Company has two unused letters of credit with a bank. The first letter of credit is for $550,000 and automatically renews every year, with a final expiration date of June 9, 2008. According to the related lease agreement, which expires on September 28, 2006, the letter of credit will be returned to the Company thirty days after lease expires, or October 28, 2006. The second letter of credit is for $500,000 and also automatically renews every year, with a final expiration date of November 19, 2009. In November 2005, the Company amended the related lease to the second letter of credit and as a result, the second letter of credit will be increased from $500,000 to $1.5 million as of September 1, 2006. This amount will then reduce by $375,000 per year beginning September 1, 2010 until the letter of credit is reduced to zero on September 1, 2013, which coincides with the termination of the lease agreement.

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

Lease Abandonment

In December 2004, the Company abandoned a lease of office space in order to move its Austin, Texas operations to a larger location that would accommodate the Company’s rapidly growing staff of engineers as well

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

as support staff. The total amount incurred in connection with the lease abandonment was approximately $2.0 million, which was expensed entirely in 2004. During the year ended December 31, 2005, the Company adjusted the lease abandonment charge by approximately $0.4 million due to additional subleases that were executed in the abandoned space during the year. The adjustment is reflected in the selling, general and administrative operating expense in the consolidated statements of operations. In 2005, the Company began subleasing this office space to unrelated third parties, for a total cash inflow of approximately $0.6 million. These subleases terminate concurrently with the Company’s leases. In 2005, the Company made rent and broker payments of approximately $1.7 million. The net decrease to the lease abandonment liability in the year ended December 31, 2005 was approximately $1.5 million. At December 31, 2005, the liability is fully classified as a current liability of approximately $0.5 million. The Company does not expect any future charges related to this abandonment.

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

On January 4, 2005, we filed a lawsuit against Actions Semiconductor Company, Ltd., based in Zhuhai, Guangdong, China (“Actions Semiconductor”), in the United States District Court for the Western District of Texas, Austin Division. We assert that certain Actions Semiconductor ICs that are incorporated as components in MP3 players being shipped into the United States infringe multiple SigmaTel patents related to our portable multimedia SoCs. We are seeking damages and requesting a permanent injunction prohibiting Actions Semiconductor from designing, manufacturing or selling the infringing MP3 integrated circuits in the United States. We are also requesting a permanent injunction prohibiting further shipment of products into the United States that use Actions Semiconductor ICs. In May, 2005, this United States District Court case was formally stayed, by mutual agreement of the parties, during the pendency of the U.S. International Trade Commission (the “ITC”) investigation described below.

In addition, on March 14, 2005, we filed a complaint requesting that the ITC initiate an investigation of Actions Semiconductor, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain audio processing ICs and other products containing these audio processing ICs. In our complaint, as amended, we asked the ITC to investigate whether certain Actions Semiconductor products infringe on one or more of the claims of U.S. Patent Nos. 6,137,279 and 6,366,522. On April 18, 2005, the ITC instituted an investigation into Actions Semiconductor’s actions based on our allegations. We are seeking a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate. The ITC conducted a hearing on the merits in late November 2005. Currently, SigmaTel and Actions are in the process of submitting post trial briefing. The ITC administrative law judge’s initial decision is expected in March 2006, and a final decision from the ITC is expected in the summer of 2006.

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

14. Related Party Transactions

Revenues from an affiliated customer, who as of October 2005 no longer held more than 5% of our outstanding stock, were approximately $43.9 million, $27.5 million and $14.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Accounts receivable from sales to this affiliated customer were approximately $7.8 million and $7.0 million as of December 31, 2005 and 2004, respectively.

For the years ended December 31, 2005, 2004 and 2003, respectively, the Company paid approximately $1.3 million, $0.2 million and $0.7, respectively, for legal services to a law firm affiliated with a stockholder of the Company.

15. Employee Benefit Plans

The Company has a defined contribution plan (the “401(k) Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions to the 401(k) Plan, not to exceed the statutory amount, and the Company may make discretionary matching contributions. The Company’s matching contributions to the 401(k) Plan for the years ended December 31, 2005, 2004 and 2003 were $0.8 million, $0.4 million and zero, respectively.

In July 2003, the Company approved an Employee Stock Purchase Plan (ESPP) that became effective upon completion of the initial public offering. Employees who own less than 5% of the Company, work more than 20 hours a week and are generally employed for greater than 5 months per year are eligible and may designate up to 15% of their compensation for the purchase of common stock semi-annually at the lower of 85% of the fair market value of the stock at the beginning or end of the six-month payment period, through accumulation of payroll deductions. Common stock reserved under the ESPP is 989,299 shares at December 31, 2005. The weighted average fair value of the employees purchase rights, as shown below, was estimated for the purpose of calculating pro forma net income attributable to common stockholders (Note 2) using the Black-Scholes model with the following assumptions:

	Year ended December 31,
	2005	2004
Dividend yield	— %	— %
Expected life	6 months	6 months
Expected volatility	75%	63% - 75%
Risk-free rate	3.20% - 3.8%	3.10% - 3.20%

Weighted average, grant date fair value of purchase rights granted under the Employee Stock Purchase Plan are as follows:

	Year ended December 31,
	2005	2004
Number of shares	92,268	93,942
Weighted average fair value	$10.97	$8.22

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

16. Supplemental Cash Flow Information

	Year Ended December 31,
	2005	2004	2003
	(in thousands)
Cash paid for interest	$9	$21	$402
Cash paid for taxes	6,075	523	135
Non-cash investing and financing activities:
Stock issued for acquisition of business	28,179	—	—
Repurchase of common stock for cancellation of receivables from stockholders	—	—	4
Acquisition of property and equipment under capital leases	—	—	150
Acquisition of licenses to use intellectual property in manufacturing	—	—	3,678
Deemed dividends on preferred stock	—	—	8,768
Conversion of redeemable convertible preferred stock to common stock	—	—	49,528
Conversion of convertible notes payable to common stock	—	—	6,382

17. License of Technology

In October 2001, the Company entered into an asset purchase and license agreement with Metanoia, a company started by a former officer and then-current common stockholder of SigmaTel. The agreement requires the Company to exclusively license DSL technology developed and owned by the Company to Metanoia. The total consideration payable to the Company included (i) approximately 1,400,000 shares of Metanoia’s preferred stock; (ii) $207,000 payable in cash; and (iii) a note receivable of $1,000,000 bearing interest at 8% per annum payable on April 24, 2002. The Company accounts for its investment in Metanoia preferred stock using the cost method. Given the limited capitalization and operations of Metanoia at the time of this transaction, no value was assigned to the non-cash consideration received. In March 2002, prior to the maturity of the note, Metanoia exercised its option to extend the maturity date of the note to January 24, 2003 (the “New Maturity Date”). In December 2002, prior to the New Maturity Date, the Company entered into an agreement with Metanoia to extend the maturity of the note to January 24, 2005 and to remove certain licensing restrictions for the use of the technology. In consideration for the amendment, Metanoia issued a new note in the amount of $500,000 to the Company bearing interest at 8% per annum and maturing on January 24, 2004. Metanoia is in the process of investigating strategic alternatives for its business operations. The Company has received little cash consideration, including no payments on the outstanding notes, from the Metanoia transactions. As of December 31, 2005, the Company had not recognized a gain on the non-cash consideration received as Metanoia had not generated operating cash flows and there is no active trading market for Metanoia securities.

18. Operating Segment and Geographic Information

The Company operates as a single segment. The Company’s chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business at the entity-wide level to manage the business.

SigmaTel, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the percentages of revenues by geographic region:

	Year Ended December 31,
	2005	2004	2003
China/Hong Kong	39%	40%	25%
Taiwan	38	37	49
Singapore	14	15	14
South Korea	3	6	8
U.S.	2	—	1
Japan	1	2	2
Other	3	—	1

Total sales	100%	100%	100%

The table below summarizes the percentage of long-lived assets by geographic region:

	December 31,
	2005	2004	2003
United States	86%	88%	74%
Taiwan	4	1	13
Hong Kong	4	5	0
Other	6	6	13

	100%	100%	100%

The following table sets forth the Company’s revenues for each product class which accounted for greater than 10% of its revenues during any of the last three years (Audio Codecs include both notebook and desktop PC audio codecs and consumer audio codecs):

	Year Ended December 31,
	2005	2004	2003
Portable Multimedia SoCs	91%	89%	76%
Audio Codecs	*	*	20%

*	Less than 10%

19. Subsequent Event

On January 24, 2006, the Company’s Board of Directors authorized a share repurchase plan for up to $30 million of its common stock. The Company has and may continue to repurchase its common stock from time to time in the open market or in privately negotiated transactions in compliance with the Securities and Exchange Commission’s regulations and other legal requirements, and subject to market conditions and other factors. The Company may also implement all or part of the repurchase program pursuant to a plan meeting the conditions of Rule 10b5-1 under the Securities and Exchange Act of 1934, as amended..

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For Each of the Three Years Ended December 31, 2005

(in thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for sales returns:
Year ended December 31, 2003	$(50)	$(50)	$—	$(100)
Year ended December 31, 2004	(100)	(159)	109	(150)
Year ended December 31, 2005	(150)	(402)	402	(150)
Reserve for excess and obsolete inventory:
Year ended December 31, 2003	$(305)	$(1,529)	$419	$(1,415)
Year ended December 31, 2004	(1,415)	(2,238)	1,470	(2,183)
Year ended December 31, 2005	(2,183)	(1,381)	1,234	(2,330)
Allowance for doubtful accounts:
Year ended December 31, 2003	$—	$(400)	$—	$(400)
Year ended December 31, 2004	(400)	(118)	12	(506)
Year ended December 31, 2005	(506)	(115)	30	(591)

S-1