Form 10-Q
period 2006-03-31
SIGMATEL INC
filed 2006-05-10
CIK 1043639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Issuer’s Common Stock, $0.0001 par value, was 35,157,187 as of April 28, 2006.

SIGMATEL, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SIGMATEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$21,063	$65,712
Short-term investments	30,351	53,172
Accounts receivable, net	30,276	48,633
Inventories, net	35,733	23,534
Income tax receivable	5,241	5,492
Deferred tax asset, net	2,760	1,760
Prepaid expenses and other assets	8,168	6,963

Total current assets	133,592	205,266
Property, equipment and software, net	14,242	14,200
Intangible assets, net	37,168	37,678
Goodwill	84,087	84,203
Other assets	1,868	2,095

Total assets	$270,957	$343,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,723	$50,146
Accrued compensation	5,161	7,020
Other accrued expenses	6,005	6,442
Deferred revenue	8,416	10,093
Current portion of long-term obligations	330	528

Total current liabilities	48,635	74,229

Non-current income taxes payable	10,519	7,906
Other liabilities	3,333	2,113

Total liabilities	62,487	84,248

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, $0.0001 par value; 170,000 shares authorized; shares issued and outstanding: 35,200 and 35,110 at March 31, 2006 and 37,507 and 37,417 at December 31, 2005, respectively	4	4
Additional paid-in capital	188,516	218,492
Notes receivable from stockholders	(5)	(5)
Deferred stock-based compensation	–	(3,874)
Treasury stock, 90 common shares at cost	(741)	(741)
Accumulated surplus	20,611	45,337
Accumulated other comprehensive income (loss)	85	(19)

Total stockholders’ equity	208,470	259,194

Total liabilities and stockholders’ equity	$270,957	$343,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGMATEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues, net	$33,021	$99,338
Cost of goods sold	18,291	42,294

Gross Profit	14,730	57,044

Operating expenses:
Research and development	22,192	12,001
Selling, general and administrative	13,993	7,163

Total operating expenses	36,185	19,164

Operating income (loss)	(21,455)	37,880

Interest income, net	783	822
Foreign exchange loss	52	–

Total other income	731	822

Income (loss) before income taxes	(20,724)	38,702

Income tax expense	4,002	13,172

Net income (loss)	$(24,726)	$25,530

BASIC NET INCOME (LOSS) PER SHARE	$(0.69)	$0.72

DILUTED NET INCOME (LOSS) PER SHARE	$(0.69)	$0.68

WEIGHTED AVERAGE SHARES USED TO COMPUTE:
Basic net income (loss) per share	35,787	35,398
Diluted net income (loss) per share	35,787	37,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGMATEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(24,726)	$25,530
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,633	1,413
Stock-based compensation expense	2,492	180
Deferred income taxes	150	(569)
Lease abandonment adjustments	–	(385)
Tax benefit related to exercise of employee stock options	–	5,355
Excess tax benefit from employee stock plans	(265)	–
Other non-cash expense (benefit)	62	(108)
Changes in assets and liabilities:
Accounts receivable, net	18,357	(27,895)
Inventories, net	(12,199)	(17,695)
Prepaid expenses and other assets	(978)	(495)
Accounts payable	(21,423)	12,118
Accrued expenses	(2,307)	(1,681)
Income taxes payable	3,312	7,994
Deferred revenue and other liabilities	(1,795)	5,975

Net cash (used in) provided by operating activities	(35,687)	9,737

Cash flows from investing activities:
Proceeds from maturities of short-term investments	22,825	29,275
Purchases of short-term investments	–	(35,431)
Purchases of property, equipment, software and intangible assets	(3,154)	(3,307)

Net cash provided by (used in) investing activities	19,671	(9,463)

Cash flows from financing activities:
Payments on capital lease obligations	(7)	(13)
Common stock repurchases	(29,999)	–
Excess tax benefit from employee stock plans	265	–
Proceeds from issuance of common stock, net of issuance costs	1,141	2,714

Net cash (used in) provided by financing activities	(28,600)	2,701

Effect of exchange rate changes on cash and cash equivalents	(33)	–
Net (decrease) increase in cash and cash equivalents	(44,649)	2,975
Cash and cash equivalents, beginning of period	65,712	27,246

Cash and cash equivalents, end of period	$21,063	$30,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements

unaudited

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SigmaTel, Inc. and its wholly owned subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted by the United States of America. The statements have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements.

Certain reclassifications have been made to all periods presented in the condensed consolidated financial statements to conform to the current year presentation. Previously, the Company recorded amortization of stock compensation as a separate line item in the condensed consolidated statements of operations. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107 (“SAB 107”), which states that companies should present the expense related to share-based payment arrangements in the same line or lines as cash compensation paid to the same employees. Accordingly, the Company has reclassified share-based payments previously recorded as “Amortization of deferred stock-based compensation” to the appropriate functional categories. The reclassifications had no impact on the Company’s financial position, operating income, or net income. The following table summarizes stock-based compensation expense that is now recorded within functional categories in the condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2006	2005
Research and development	$1,662	$131
Selling, general and administrative	830	49

Total	$2,492	$180

In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable statement of the Company’s financial position, results of operations and cash flows for the periods presented have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2. Significant Accounting Policies

For a description of what the Company believes to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our most recently filed Form 10-K filed with the SEC. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (see Note 3). There have been no other changes in our critical accounting policies since December 31, 2005.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock, including options, warrants, and common stock subject to repurchase.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income (loss)	$(24,726)	$25,530
Denominator:
Weighted-average common stock outstanding	36,069	35,421
Less: weighted-average shares subject to repurchase	(42)	(23)
Less: shares held in escrow	(240)	–

Weighted-average shares used in computing basic net income (loss) per share	35,787	35,398
Dilutive potential common shares used in computing diluted net income (loss) per share	–	2,358

Total weighted-average number of shares used in computing diluted net income (loss) per share	35,787	37,756

The following outstanding options and restricted stock units were excluded from the computation of diluted net income (loss) per share as they had an anti-dilutive effect:

	Three Months Ended March 31,
	2006	2005
Options to purchase common stock	5,685	430
Restricted stock units	38	—

	5,723	430

3. Stock-Based Compensation

Prior to January 1, 2006, employee stock awards under the Company’s compensation plans were accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Emerging Issues Task Force (“EITF”) Issue No. 00-23, and related interpretations. The Company accounted for equity awards issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and related interpretations. For employee stock awards, we have historically adhered to the disclosure-only provisions of these applicable accounting principles.

Prior to January 1, 2006, compensation costs related to stock options granted to employees at fair value under the Company’s compensation plans were not recognized in the condensed consolidated statements of operations. Compensation costs related to options, restricted stock units (“RSUs”), stock options granted to employees below fair value, and stock options granted to non employees were recognized in the condensed consolidated statements of operations.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a grant date fair value method and recognize the expense over the employee’s requisite service period in the condensed consolidated statements of operations.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results of prior periods have not been restated.

On December 31, 2005, the Company accelerated the vesting of approximately 1.8 million unvested stock options outstanding under the Company’s stock plan with exercise prices per share of $20.00 or higher. The options had a range of exercise prices between $20.03 and $55.86 and a weighted average exercise price of $31.10. The closing price of the Company’s common stock on December 16, 2005, the day the Company’s Board of Directors approved the acceleration, was $13.34. In accordance with SFAS No. 123, the Company expensed the remaining unrecognized compensation cost associated with the options with accelerated vesting in the pro forma disclosure. These actions were taken in order to avoid expense recognition in future financial statements upon adoption of SFAS 123R. The aggregate pre-tax expense associated with the accelerated options that would have been reflected in the Company’s consolidated financial statements in future fiscal years was approximately $25.9 million, which was included in the pro forma disclosure of stock-based employee compensation expense for the year ended December 31, 2005.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s loss before income taxes for the three months ended March 31, 2006 was $2.5 million higher than if it had continued to account for share-based compensation under APB Opinion No. 25. Applying the provisions of SFAS 109, Accounting for Income Taxes, on an annual basis, the adoption of SFAS 123R had a negative $2.1 million impact on the net loss for the three months ended March 31, 2006. Also, basic and diluted loss per share for the same period were $0.06 higher due to the Company adopting SFAS 123R.

Prior to adopting SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement reduced net operating cash flows and increased net financing cash flows for the three months ending March 31, 2006 by approximately $0.3 million.

1995 Stock Option/Stock Issuance Plan

As of March 31, 2006, options to purchase 1,311,688 shares of the Company’s common stock were outstanding under the Company’s 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”). Under the 1995 Plan, incentive stock options may be granted to employees and non-statutory stock options may be granted to non-employees, directors or consultants at prices not lower than 100% of the fair market value of the Company’s common stock at the date of grant as determined by the Board of Directors. Any 10% shareholder must be granted options to purchase the Company’s common stock at an exercise price no lower than 110% of the fair market value of the Company’s common stock at the date of grant as determined by the Board of Directors. Generally, options vest either (i) at the rate of 20% per year over five years, or (ii) over a four year period (25% at end of the first year from date of grant, and 1/36 of remaining shares per month over next 36 months) and are exercisable for a period of ten years from the date of grant. In February 2003, the Board of Directors approved an increase of 1,641,667 shares available for issuance under the 1995 Plan. Effective upon completion of the Company’s initial public offering, no more options were issued under the 1995 Plan.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

2003 Equity Incentive Plan

In July 2003, the Company’s Board of Directors and stockholders approved the 2003 Equity Incentive Plan (the “2003 Plan”) that became effective upon completion of the initial public offering. The 2003 Plan provides for the grant of incentive stock options and nonqualified stock options, stock awards, stock purchase rights and RSUs for the purchase of up to 6,866,747 shares of the Company’s common stock by officers, employees, consultants and directors of the Company. However, this share reserve shall be reduced by the exercise of stock options outstanding under the Company’s 1995 Stock Option/Stock Issuance Plan. In April 2005, the Board of Directors approved an increase of 2,500,000 shares available for issuance under the 2003 Plan. As of March 31, 2006, options to purchase 4,159,577 shares and RSUs to purchase 37,550 shares of the Company’s common stock were outstanding under the 2003 Plan.

The compensation committee of the Board of Directors is responsible for administration of the 2003 Plan. The compensation committee determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term generally seven to ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Generally, options vest either (i) at the rate of 20% per year over five years, or (ii) over a four year period (25% at end of the first year from date of grant, and 1/36 of remaining shares per month over next 36 months). Nonqualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the market value per share.

Employee Stock Purchase Plan

In July 2003, the Company’s Board of Directors and stockholders approved an Employee Stock Purchase Plan (“ESPP”) that became effective upon completion of the Company’s initial public offering. Employees who own less than 5% of the Company, work more than 20 hours a week and are generally employed for greater than 5 months per year are eligible and may designate up to 15% of their compensation for the purchase of common stock semi-annually at the lower of 85% of the fair market value of the stock at the beginning or end of the six-month payment period, through accumulation of payroll deductions. Common stock reserved under the ESPP is 892,487 shares at March 31, 2006.

Accounting for Stock Compensation

Stock-based compensation costs are based on the fair value calculated with the Black-Scholes option-pricing model on the date of grant for stock options and on the date of enrollment for the ESPP. RSU fair values equal their intrinsic value on the date of grant.

The fair values of stock awards are amortized as compensation expense on a straight-line basis over their requisite service period. Compensation expense recognized is shown in the operating activities section of the condensed consolidated statements of cash flows.

The Company used the following assumptions in the Black-Scholes model for calculating fair value of stock-based compensation costs: expected volatility is a combination of historical volatility and the historical volatility of similar entities following a comparable period in their lives as a public company; expected term is based on an analysis of historical exercises and remaining contractual lives of the stock options; the risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant; a dividend yield is not used since the Company has never paid cash dividends and does not currently intend to pay cash dividends.

The fair value of common stock options granted during the three months ended March 31, 2006 and 2005 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2006	2005
Dividend yield	—	—
Expected life	4.5 years	3.5 years
Expected volatility	60%	75%
Risk-free rate	4.6%	3.2%

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

The Company periodically evaluates the assumptions used in the Black-Scholes model, and calculates expected volatility based on a combination of historical volatility and the historical volatility of similar entities following a comparable period in their lives as a public company. As a result of the most recent review, the Company changed its methodology for computing expected term. The expected term was previously calculated based on an analysis of historical exercises of stock options. The Company believes that an analysis of historical exercises and remaining contractual life of options provides a better estimate of future exercise pattern.

The Company continues to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. The Company has never paid cash dividends and does not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.

As part of the requirements of SFAS 123R, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

A summary of the Company’s stock compensation activity with respect to the three months ended March 31, 2006 follows (share amounts in thousands):

Stock Options Under the 1995 and 2003 Plans	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,496	$19.07
Granted	219	10.62
Exercised	(195)	1.99
Cancelled or expired	(49)	14.00

Outstanding at March 31, 2006	5,471	$19.39	7.0	$8,493
Vested at March 31, 2006 and expected to vest	5,245	$19.49	6.9	$8,263
Exercisable at March 31, 2006	3,409	$21.54	6.9	$5,203

Restricted Stock Units	Shares	Weighted Average Exercise Price	Weighted Average Remaining Vesting Term	Aggregate Intrinsic Value
Outstanding—December 31, 2005	—	$—		$
Granted	38	—
Exercised	—	—
Cancelled or expired	—	—

Outstanding at March 31, 2006	38	$—	4.0	$328
Vested at March 31, 2006 and expected to vest	32	$—	4.0	$278
Exercisable at March 31, 2006	—	$—	—	$—

A summary of the Company’s nonvested equity instruments activity with respect to the three months ended March 31, 2006 follows (share amounts in thousands):

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	—	$—
Granted	38	9.91
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2006	38	$9.91

The weighted average fair value of common stock options granted during the three months ended March 31, 2006 and 2005 was $5.63 and $21.30, respectively. During the same periods, the total intrinsic value of stock options exercised was $1.8 million and $17.3 million, respectively, and the total fair value of stock options that vested was $7.7 million and $1.6 million, respectively.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

During the three months ended March 31, 2006, no RSUs vested. The Company had $19.0 million of total unrecognized compensation costs related to stock options and RSUs at March 31, 2006 that are expected to be recognized over a weighted-average period of 2.7 years. There were no significant stock compensation costs capitalized into assets as of March 31, 2006.

Approximately $0.4 million and $1.8 million were received for the exercise of stock options during the three months ended March 31, 2006 and the three months ended March 31, 2005, respectively. The tax benefit realized from stock options exercised during the same periods was $0.3 million and $5.4 million, respectively. Cash was not used to settle any equity instruments previously granted. The Company issues shares from the 1995 Plan and 2003 Plan reserves upon the exercise of stock options and vesting of RSUs. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under the 1995 Plan or 2003 Plan.

Other Stock Options

In March 2001, the Company executed an employment agreement with a key executive whereby it granted the executive an option, exercisable over five years, to purchase up to approximately 0.5 million shares of Series I Preferred Stock at an exercise price of $2.57 per share. One half of these option shares vested immediately. The remaining option shares vested upon the closing of a firm commitment underwritten public offering, resulting in a $0.9 million expense. Due to the automatic conversion of all of the Company’s then outstanding preferred stock into common stock, in conjunction with the Company’s initial public offering, the option was exercisable for approximately 0.2 million shares of common stock at an exercise price of $6.24 per share. This option expired on April 11, 2006.

The weighted average grant date fair value of the employees purchase rights under the ESPP were calculated using the Black-Scholes model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Dividend yield	—	—
Expected life	6 months	6 months
Expected volatility	67%	75%
Risk-free rate	4.4%	3.2%

Weighted average, grant date fair value of purchase rights granted under the ESPP are as follows:

	Three Months Ended March 31,
	2006	2005
Number of shares	96,812	45,733
Weighted average fair value	$6.89	$8.50

As discussed above, results for prior periods have not been restated to reflect the effects of implementing SFAS 123R. The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

Three Months Ended March 31, 2005

Net income, as reported	$25,530
Add: Stock-based employee compensation expense recognized in net income, net of related income tax effects	117
Deduct: Stock-based employee compensation expense determined under the fair value based method for all employee awards, net of related income tax effects	(2,516)

Pro forma net income	$23,131
Pro forma basic net income per share, as adjusted	$0.65
Pro forma diluted net income per share, as adjusted	$0.63

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

4. Comprehensive Income (Loss)

The components of comprehensive income (loss) are comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on securities. Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Comprehensive income (loss):
Net income (loss)	$(24,726)	$25,530
Foreign currency translation adjustments	89	—
Unrealized gain on securities	15	—

Total comprehensive income (loss)	$(24,622)	$25,530

5. Short-term Investments

Short-term investments at March 31, 2006 and December 31, 2005, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $30.4 million and $53.2 million, respectively. The fair values of these instruments are based on market interest rates and other market information available to management as of each balance sheet date

Short-term investments consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
Available-for-sale securities:
Auction rate preferred notes	$27,749	$47,225
U.S. agencies	1,250	2,498
Corporate notes	1,356	3,468

Total investments	30,355	53,191
Unrealized loss on securities	(4)	(19)

	$30,351	$53,172

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at fair value. As of March 31, 2006, $2.6 million of total liquid investments mature within three months and $27.8 million of investments mature beyond five years, but have interest rate maturities of less than thirty-five days.

6. Inventories

Inventories, net of reserves, consist of the following (in thousands):

	March 31, 2006	December 31, 2005
Work in process	$17,061	$13,515
Finished goods	18,672	10,019

	$35,733	$23,534

At March 31, 2006 and December 31, 2005, the Company’s reserve for slow-moving and obsolete inventory was approximately $2.6 million and $2.3 million, respectively.

7. Goodwill and Other Intangible Assets

As of March 31, 2006, SigmaTel had goodwill in the amount of $84.1 million associated with the acquisitions of Oasis Semiconductor, Inc. (“Oasis”), Protocom Corporation (“Protocom”), and certain assets and intellectual property of D&M Holdings, Inc (“Rio”), and Apogee Technology, Inc. (“Apogee”) and certain assets of Mooji Corporation Limited (“Mooji”) of which, approximately $13.8 million is deductible for income tax purposes. These acquisitions were accounted for using the purchase method of accounting. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets, the Company assesses the impairment of goodwill annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. Goodwill and other intangibles consist of the following (in thousands):

	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill	$84,087	$—	$84,087	$84,203	$—	$84,203
Other intangible assets subject to amortization:
Developed product technology	15,060	(1,575)	13,485	15,060	(904)	14,156
Customer relationships	13,239	(874)	12,365	13,232	(502)	12,730
Trademarks and trade names	2,200	(192)	2,008	2,200	(106)	2,094
Patents	3,995	(375)	3,620	3,327	(237)	3,090
Licenses to manufacture and other	8,855	(3,165)	5,690	8,226	(2,618)	5,608

	$127,436	$(6,181)	$121,255	$126,248	$(4,367)	$121,881

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

Intangible asset amortization expense for the three months ended March 31, 2006 and 2005 was $1.8 million and $0.3 million, respectively. Estimated aggregate intangible asset amortization expense is expected to be $7.2 million for 2006 and is estimated to be $7.0 million in 2007, $6.4 million in 2008, $5.6 million in 2009, and $5.0 million in 2010. The Company is amortizing intangible assets on a straight-line basis over their estimated useful lives. The weighted average useful life is generally 6 years for developed product technology, 9 years for customer relationships, 7 years for trademarks and trade names, 7 years for patents, and 5 years for licenses to manufacture.

8. Acquisitions

The acquisitions of Oasis, Protocom, and certain assets and intellectual property of Rio and Apogee and certain assets of Mooji were accounted for using the purchase method of accounting. The purchase price of each of the acquisitions was paid during the year ended December 31, 2005. Approximately $30,000 in direct acquisition costs was unpaid at March 31, 2006 and is expected to be paid during the second quarter of 2006. The purchase price for the acquisitions did not include any amount for contingent considerations. Actual amounts of future consideration related to contingencies, if any, will be recognized as an adjustment to the purchase price in the period in which the contingency is resolved. In the three months ended March 31, 2006, there were no adjustments to the purchase prices of the acquisitions.

The following unaudited pro forma financial information presents the results of operations for the three months ended March 31, 2005 as if the acquisitions had occurred at the beginning of the earliest period presented. The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of the period presented, or of future results (in thousands, except per share data):

Three Months Ended March 31, 2005

Pro forma net revenues	$106,072
Pro forma net income	23,871
Pro forma net income per share:
Basic	$0.65
Diluted	$0.60

9. Common Stock

On January 25, 2006, the Company’s Board of Directors authorized a share repurchase plan for up to $30.0 million of its common stock. During the three months ended March 31, 2006, approximately 2.6 million shares were purchased for approximately $30.0 million.

10. Income Taxes

The provision for income taxes has been calculated based on the Company’s estimate of its effective tax rate for the full fiscal year. The Company’s effective tax rate was (19.3)% and 34.0% for the three months ended March 31, 2006 and 2005, respectively. The Company’s estimate of the effective tax rate for 2006 differed from the statutory rate primarily due to charges associated with licensing intellectual property to foreign subsidiaries, the effect of different tax rates in foreign jurisdictions, and non-deductible charges related to stock-based compensation. The Company’s estimate of the effective tax rate for 2005 differed from the statutory rate primarily due to research and development tax credits. Although the Company reported a pretax loss for the three months ended March 31, 2006, a tax expense was recorded instead of a tax benefit due to certain fixed tax charges related to licensing intellectual property to foreign subsidiaries.

The Company recognized certain tax benefits related to stock option plans in the amount of $0.3 million and $5.4 million during the three months ended March 31, 2006 and 2005, respectively. These benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

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

11. Commitments and Contingencies

In connection with a technology license agreement with Metanoia Technologies, Inc. (“Metanoia”), the Company has indemnified Metanoia with respect to the infringement of third party proprietary rights. The indemnification is limited to $2.5 million. No claims or assertions have been made against the Company in connection with this indemnification.

In connection with the acquisition of certain assets, intellectual property and engineering resources of the Direct Digital Amplification (DDX®) product line of Apogee Technology, Inc., we agreed to make a payment of up to $4.5 million in cash pursuant to the terms of an earn-out provision based on the achievement by the DDX® business of certain revenues during the one-year period following the closing. Also, in connection with the acquisition of Oasis Semiconductor, Inc., a privately held provider of ICs for the multi-function peripheral market, we agreed to make a payment of up to $25.0 million in cash pursuant to the terms of an earn-out provision based on the achievement by the Oasis business of certain calendar year 2006 revenues.

In the normal course of its business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s exposure under these arrangements is unknown as this would involve future claims that might be made against the Company that have not yet occurred.

Lease Abandonment

In December 2004, the Company abandoned a lease of office space in order to move its Austin, Texas operations to a larger location that would accommodate the Company’s rapidly growing staff of engineers as well as support staff. The total amount incurred in connection with the lease abandonment was approximately $2.0 million, which was expensed entirely in 2004. During the three months ended March 31, 2006 and 2005, the Company adjusted the lease abandonment charge by approximately zero and $0.4 million, respectively, due to additional subleases that were executed in the abandoned space during the period. The adjustment is reflected in the selling, general and administrative operating expense in the condensed consolidated statements of operations. At March 31, 2006, the liability is fully classified as a current liability of approximately $0.3 million. The Company does not expect any future charges related to this abandonment.

Litigation

On January 4, 2005, the Company filed a lawsuit against Actions Semiconductor Company, Ltd., based in Zhuhai, Guangdong, China (“Actions Semiconductor”), in the United States District Court for the Western District of Texas, Austin Division. The Company asserts that certain Actions Semiconductor ICs that are incorporated as components in MP3 players being shipped into the United States infringe multiple SigmaTel patents related to the Company’s portable multimedia SoCs. The Company is seeking damages and requesting a permanent injunction prohibiting Actions Semiconductor from designing, manufacturing or selling the infringing MP3 integrated circuits in the United States. The Company is also requesting a permanent injunction prohibiting further shipment of products into the United States that use Actions Semiconductor ICs. In May, 2005, this United States District Court case was formally stayed, by mutual agreement of the parties, during the pendency of the U.S. International Trade Commission (the “ITC”) investigation described below.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

On March 14, 2005, the Company filed a complaint requesting that the ITC initiate an investigation of Actions Semiconductor, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the United States (“U.S.”) after importation of certain audio processing ICs and other products containing these audio processing ICs. In the Company’s complaint, as amended, the Company asked the ITC to investigate whether certain Actions Semiconductor products infringe on one or more of the claims of U.S. Patent Nos. 6,137,279 and 6,366,522. On April 18, 2005, the ITC instituted an investigation into Actions Semiconductor’s actions based on the Company’s allegations. The Company is seeking a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate. The ITC conducted a hearing on the merits in late November 2005. In March 2006, the ITC administrative law judge determined that Actions Semiconductor Co, Ltd., infringed on two of the Company’s patents and recommended that an exclusion order be issued which prevents the importation of infringing Actions’ chips and certain MP3 players which contain these chips. The ITC administrative law judge’s initial decision is being reviewed by the full ITC, and a final decision from the ITC is expected in the summer of 2006.

12. Related Party Transactions

Revenues from an affiliated customer, who as of October 2005 no longer held more than 5% of our stock, was approximately $4.3 million and $20.0 million for the three months ended March 31, 2006 and 2005, respectively. Accounts receivable from sales to this affiliated customer was approximately $4.3 million and $7.8 million as of March 31, 2006 and December 31, 2005, respectively.

13. Operating Segments and Geographic Information

The Company operates as a single segment. The Company’s chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business at the entity-wide level to manage the business.

The following table summarizes the percentages of revenues by geographic region:

	Three Months Ended March 31,
	2006	2005
Taiwan	52.5%	52.2%
China/Hong Kong	19.2	23.6
Singapore	14.3	20.1
Japan	7.5	0.8
Malaysia	2.6	0.1
South Korea	1.2	3.0
United States	0.3	0.1
Other	2.4	0.1

Total sales	100.0%	100.0%

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

The table below summarizes the percentage of long-lived assets by geographic region:

	March 31, 2006	December 31, 2005
United States	84.2%	85.6%
Hong Kong	5.4	4.1
Taiwan	4.5	4.0
Other	5.9	6.3

	100.0%	100.0%

14. Subsequent Event

On April 4, 2006, the Company filed a lawsuit against Telechips Inc., based in Seoul, South Korea (“Telechips”), in the United States District Court for the Eastern District of Texas, Marshall Division. The Company asserts that certain Telechips ICs that are incorporated as components in MP3 players being shipped into the U.S. infringe multiple of the Company’s patents. The Company is seeking damages and requesting a permanent injunction prohibiting Telechips from continuing to infringe the Company’s patents. This lawsuit is in its earliest stages, and discovery has not yet commenced.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Overview”, “Results of Operations”, “Liquidity and Capital Resources” and “Risks Factors” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements. The following discussion should be read in conjunction with our condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “SigmaTel” refer to SigmaTel, Inc.

Overview

General. We are a fabless semiconductor company that designs, develops, and markets proprietary, analog-intensive, mixed-signal integrated circuits, or ICs. We currently offer products that serve several markets: portable multimedia players, notebook and desktop PC audio, consumer audio, multi-function peripherals, digital video cameras and USB peripherals. We made our first commercial shipments of portable multimedia systems on a chip, or SoCs, for the portable multimedia player market in 2001. We made our first commercial shipments of PC audio codecs during 1997. During 2001, we also began to sell our audio codecs into the consumer electronics market for products such as DVD players and set top boxes. We made our first commercial shipments of both multi-function peripheral ICs and digital video camera ICs in the third quarter of 2005 as a result of the Oasis Semiconductor, Inc. (“Oasis”) and Protocom Corporation (“Protocom”) acquisitions, respectively. Through acquisitions and internal development efforts, we continue to diversify our product offerings. As we continue to grow our business, we plan to continue to diversify our product offerings by introducing new versions of existing products with additional functionality, and by introducing ICs for markets we do not currently serve, thereby expanding our total available market opportunity.

Net Loss. We incurred a net loss of $24.7 million for the three months ended March 31, 2006 and we will likely incur net losses in the near future. We have faced a number of challenges that have affected our operating results during the past year, including extreme competition in the portable multimedia SoCs market, continuing erosion of average selling prices of our portable multimedia SoCs, delays in delivering new product features to existing and new customers, and price volatility and shortages of other components used to build our customer’s devices. Although we are taking steps to address these challenges and to improve our results of operations, we cannot provide assurance that we will return to profitability.

New Product Introduction and Acceptance. In March 2006, we announced the SGTV58XX family, our first family of high fidelity TV audio processors that was created as a cost effective audio solution for analog, digital, and hybrid TVs offering high-end value added features. In October of 2005, we introduced our STMP 36XX family of portable multimedia SoCs, our newest SoC for flash-based and hard disk-based digital multimedia players. In November 2005, we introduced our STFM 1000 FM tuner companion processor to our STMP 35XX and 36XX families of portable multimedia SoCs that provides the added capability of receiving signals from FM radio stations. Our historical revenue growth has been primarily from sales of our STMP 35XX family of portable multimedia SoCs, which accounted for 89.3% of our revenue in the year ended December 31, 2005 and 52.3% of our revenue for the three months ended March 31, 2006. We introduced the STMP 35XX family of portable multimedia SoCs in the fourth quarter of 2003 and, despite continued sales of the STMP 35XX SoCs, as those products have matured, their average selling prices have declined, which is typical for the semiconductor industry. Our future success depends on our ability to market and sell the STMP 36XX SoC, the STMP 35XX SoC, the STFM 1000 FM Tuner, and to develop other successful new products, like the SGTV58XX products, in a timely and cost-effective manner. We cannot assure you that we will be able to develop and introduce, or that potential customers will be able to implement, new or enhanced products in a timely and cost-effective manner or that our new products will generate significant revenues.

Competition; Average Selling Prices. We face competition from a relatively large number of competitors in each of our target markets. The consumer electronics market, which is a principal end market for our ICs, has historically been subject to intense price competition. As a result of this competition, we continue to experience substantial period-to-period fluctuations in operating results due to the erosion of our average selling prices, particularly for portable multimedia SoCs. In the past, we have reduced the average selling price of our products in anticipation of or in response to competitive pricing pressures and new product introductions by us or our competitors. We believe that, as our product lines continue to mature and competitive markets evolve, we are likely to experience further decline in the average selling prices of our products, although we cannot predict the timing and amount of such future changes with any certainty. If we are unable to offset any such reductions in our average selling prices by timely introducing new products and product enhancements, increasing our sales volumes and reducing costs, our gross profits and revenues will suffer.

Historical Growth; Recent Pressures. Our business has grown rapidly since our inception as a result of acquisitions, the opening of international locations and through hiring, both domestically and internationally, as reflected by our employee headcount, which increased to 611 as of March 31, 2006, from 135 employees as of December 31, 2003. Our headcount could increase further, particularly in Asia, to support our business strategies. As a result of our focused development efforts towards portable multimedia SoCs and audio codecs in early 2001, our annual revenues grew substantially from $30.9 million in 2002 to $324.5 million in 2005 due primarily to increased sales of our portable multimedia SoCs. Our operating results improved from an operating loss of $5.6 million in 2002 to operating income of $56.4 million in 2005. However, our revenue for the three months ended March 31, 2006 of $33.0 million represents a 66.8% decrease from our revenue of $99.3 million for the three months ended March 31, 2005, and we incurred an operating loss of $21.5 million for the three months ended March 31, 2006 compared to operating income of $37.9 million for the three months ended March 31, 2005. We do not expect revenue growth or market share gains for future periods that are comparable with those quarterly or annual gains from 2001 to 2005. Further, we will likely continue to incur operating losses in the near future and may incur operating losses in more distant future periods. Our historical expansion of our business and operations, which includes the acquisitions of Oasis and Protocom, has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and resources, and has significantly increased our operating expenses. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan, regain profitability or respond to competitive pressures. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

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

Significant Customers. A few customers account for a substantial portion of our sales. The following table sets forth our customers that represented 10% or more of our revenues for the periods indicated:

	Three Months Ended March 31,
	2006	2005
ASUSTEK Computer Inc.	12.4%	27.1%
Creative Technology(1)	12.9	20.1
G.M.I. Technology	*	13.8
Samsung	13.3	*
Holystone	12.8	*

*	Less than 10%
(1)	Creative Technology held more than 5% of our outstanding stock until October 2005 and had a representative on our Board of Directors until his resignation on June 10, 2004.

We expect that our largest customers will continue to account for a substantial portion of our sales for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenues have varied and will likely continue to vary from period to period.

Overseas Revenues. The percentage of our revenues from customers located outside the U.S. was 99.7% and 99.9% for the three months ended March 31, 2006 and 2005, respectively. Most of the products that use our ICs are manufactured outside of the U.S. As a result, we believe that a substantial majority of our revenues will continue to come from customers located outside of the United States. All of our revenues to date have been denominated in United States dollars.

The percentages of our revenues by country are set forth in the following table:

	Three Months Ended March 31,
	2006	2005
Taiwan	52.5%	52.2%
China/Hong Kong	19.2	23.6
Singapore	14.3	20.1
Japan	7.5	0.8
Malaysia	2.6	0.1
South Korea	1.2	3.0
United States	0.3	0.1
Other	2.4	0.1

Total	100.0%	100.0%

Sales Cycles. The length of our sales cycle varies depending on the end application for our products, but our sales cycles are generally lengthy. The cycle can be as short as several months for some portable SoCs and as long as 18 months for our multi-function peripheral system controller solutions. Volume production of products that use our ICs can take an additional 3 to 6 months to be achieved, if at all. The lengthy sales cycles of our products make forecasting the volume and timing of orders difficult. In addition, the delays inherent in lengthy sales cycles increase the risk that customers may seek to cancel or modify their orders. Our sales are made by purchase orders, but because industry practice allows customers to reschedule or cancel orders on relatively short notice, and order lead times can vary period to period, backlog is not a good indicator of our future sales. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses, adversely affecting our results of operations.

Seasonality. Because many of our ICs are designed for use in consumer electronic products, such as portable multimedia players, PCs, and DVD players, we expect our business to be subject to seasonality, with increased revenues in the third and fourth quarters of each year, when customers place orders to meet year-end holiday demand, and lower revenues in the first and second quarters of each year. However, our historic rapid revenue growth and recent revenue declines make it difficult for us to assess the impact of seasonal factors on our business. For example, strong sales of our portable multimedia SoCs resulted in increased revenues during the first quarter of 2005 compared to the fourth quarter of 2004, offsetting seasonal demand factors. In addition to the negative impacts of seasonal demand factors, our revenues for the first quarter of 2006 were negatively impacted by price volatility and availability of other components, namely NAND Flash memory, used to build our customer’s devices, as well as high inventory levels of our products at specific customers at the end of the first quarter of 2006.

International Expansion. In the third quarter of 2004, we established an international subsidiary and opened an office in Hong Kong. During 2005, we opened branch offices in Taipei, Taiwan and Shenzhen, China, and established international subsidiaries and opened offices in Singapore, Seoul, South Korea, Tokyo, Japan, and Cambridge, England. As we pursue advantages of overseas product development and expand the support of our customers in Asia, we anticipate that we will continue to increase our employee headcount in our Asian offices as our Asian operations mature.

Recent Acquisitions. On October 5, 2005, we acquired certain assets, intellectual property and engineering resources of the Direct Digital Amplification (DDX®) product line from Apogee for $9.4 million in cash. We also agreed to make an additional payment of up to $4.5 million in cash pursuant to the terms of an earn-out provision based on the achievement by the DDX® business of certain revenues during the one-year period following the closing. The acquisition has been accounted for under the purchase method of accounting.

On September 6, 2005, we acquired Oasis, Inc., a privately held provider of ICs for the multi-function peripheral market, for $57.0 million in cash. We also agreed to make an additional payment of up to $25.0 million in cash pursuant to the terms of an earn-out provision based on the achievement by the Oasis business of certain calendar year 2006 revenues. The acquisition has been accounted for under the purchase method of accounting.

On August 24, 2005, we completed our acquisition of Protocom, a privately held provider of ICs to the digital video camera market, for $18.8 million in cash and $28.2 million in the form of 1,437,304 shares of our common stock. The acquisition has been accounted for under the purchase method of accounting.

On July 26, 2005, we acquired certain assets, intellectual property and engineering resources associated with the Rio® portable audio product line from D&M Holdings, Inc. for $10.2 million in cash. The acquisition has been accounted for under the purchase method of accounting.

Statement of Operations Overview

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

Cost of Goods Sold. Cost of goods sold consists primarily of the costs of purchasing silicon wafers, and also includes costs associated with assembly, test and shipping of our ICs, costs of personnel and equipment associated with manufacturing support and quality assurance, and occupancy costs. Cost of goods sold also consists of amortization of developed product technology and an intellectual property license agreement purchased through our acquisitions, which are amortized over not more than six years. Because we do not have long-term, fixed-price supply contracts, our wafer costs are subject to the cyclical demand for semiconductors.

Research and Development. Research and development expense consists primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, including stock compensation, contractor fees, expenses for development testing and evaluation, mask costs, occupancy costs and depreciation of research and development equipment. All research and development costs are expensed as incurred. We believe that continued investment in research and development is critical to meeting the changing requirements of our customers and to our overall long-term success. We expect that research and development expenses could increase in absolute dollars as we employ additional research and development personnel, particularly in Asia, and continue to invest in research and development activities to develop new products to be competitive in the future, although such expenses as a percentage of revenues may fluctuate.

Selling, General and Administrative. Selling, general and administrative expense consists primarily of salaries and related costs, including stock compensation, occupancy costs, sales commissions to independent sales representatives, amortization of acquired intangible assets and related overhead costs for sales, marketing and administrative personnel, legal and accounting services, as well as marketing activities. We expect that selling, general and administrative expenses could increase in absolute dollars as we expand our business to support our future operations. We also expect to continue to incur significant litigation expenses in the future as we protect and defend our intellectual property and technology.

Other Income (Expense). Interest income reflects interest earned on cash equivalents and short-term investment balances.

Income Tax Expense. We accrue federal, state, and foreign income taxes at the applicable statutory rates adjusted for certain items including non-deductible expenses, tax credits, interest income from tax advantaged investments, as well as changes in our deferred tax asset valuation allowance. The provision for income taxes also includes amounts intended to satisfy unfavorable adjustments by tax authorities in any future examination of our income tax returns.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Revenues, net	100.0%	100.0%
Cost of goods sold	55.4	42.6

Gross profit	44.6	57.4
Operating expenses:
Research and development	67.2	12.1
Selling, general and administrative	42.4	7.2

Total operating expenses	109.6	19.3

Operating income (loss)	(65.0)	38.1

Other income:
Interest income, net	2.4	0.8
Foreign exchange loss	0.2	—

Total other income	2.2	0.8
Income (loss) before income taxes	(62.8)	39.0
Income tax expense	12.1	13.3

Net income (loss)	(74.9)%	25.7%

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005

Revenues. Revenues for the three months ended March 31, 2006 were $33.0 million compared to $99.3 million for the three months ended March 31, 2005, a decrease of 66.8%. This decrease was due to a 77.8% decrease in revenues from the sale of our portable multimedia SoCs, which was partially offset by a 73.2% increase in the sale of our audio codecs. Revenues from the sale of our portable multimedia SoCs and of our audio codecs were 63.7% and 20.3%, respectively, of total revenues for the three months ended March 31, 2006.

Portable Multimedia SoCs. The decrease in revenues from the sale of our portable multimedia SoCs was primarily due to increased levels of our customers’ inventory of our products during the quarter, as well as the rapid decline of NAND flash memory prices that caused our customers to delay their purchases of that component and purchases of our products as a result. The revenue decline was also due to a decline in market share, decreased average selling prices and our failure to deliver the STMP 36xx family of portable multimedia SoC and supporting software as early as we had targeted. We expect the trend of declining average selling prices for existing portable multimedia SoCs products to continue as these products mature further and as the market becomes more competitive, which may have a negative impact on our future revenues if we cannot sell newer products with enhanced features at relatively higher prices.

Audio Codecs and Other Products. The increase in revenues from the sale of our audio codecs was due to increased unit shipments to support new design wins at certain customers in the personal computing market. Revenues from Oasis and Protocom products totaled $4.8 million for the three months ended March 31, 2006.

Revenues From Significant Customers. Sales to Samsung, a direct customer in Taiwan and South Korea, increased to 13.3% of revenues for the three months ended March 31, 2006 compared to less than 10% for the three months ended March 31, 2005. Revenue from Holystone, a distributor located in Taiwan and China, increased to 12.8% of revenue for the three months ended March 31, 2006 compared to less than 10% for the three months ended March 31, 2005. Sales to Creative Technology, an affiliate until October 2005, decreased to 12.9% of total revenues during the three months ended March 31, 2006 from 20.1% during the three months ended March 31, 2005 due to stronger relative demand for our portable multimedia SoCs from other customers as well as Creative Technology experiencing softer than expected overall market demand for their portable multimedia players during the period. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes. Revenues from G.M.I. Technology, a distributor located in Hong Kong and Taiwan, decreased from 13.8% to less than 10% of total revenues during the three months ended March 31, 2005 and 2006, respectively, due to increased sales to direct customers. Sales to ASUSTEK Computer Inc. decreased to 12.4% of total revenues during the three months ended March 31, 2006 from 27.1% during the three months ended March 31, 2005 due to decreases in demand for their products compared to 2005 when one of their large customers launched its new portable audio player.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 44.6% for the three months ended March 31, 2006 compared with 57.4% for the three months ended March 31, 2005. The decrease in gross margin was primarily due to an aggressive pricing program on our portable multimedia SoCs that target the value segment of the overall portable multimedia player market, and a higher percentage of our revenue coming from our lower margin audio codecs. The lower margins were also due to $0.8 million of amortization of developed technology from acquired companies during the three months ended March 31, 2006. We expect our gross margins for the second quarter of 2006 to be slightly higher than those achieved during the first quarter of 2006. We also expect the trend of declining average selling prices for existing portable multimedia SoCs products to continue, which may have a negative impact on our future margins if we cannot reduce our associated costs accordingly and sell newer products with enhanced features at relatively higher prices.

Research and Development. Research and development expenses increased to $22.2 million, or 67.2% of revenues, for the three months ended March 31, 2006 from $12.0 million, or 12.1% of revenues, for the three months ended March 31, 2005. This dollar increase of $10.2 million was primarily due to an increase of $1.7 million in stock compensation expense resulting from our adoption of SFAS 123R in the first quarter of fiscal year 2006, increases in our engineering headcount, which increased salary and salary related expense, costs associated with the acquisitions of Rio, Protocom, Oasis and Apogee, and increases in the costs of design tools and mask sets. The headcount increases were primarily to support hardware and software development on our latest portable multimedia SoCs, the STMP 36XX and the SGTV58XX family of products, audio codecs targeted for applications in the PC market, including the Intel High Definition Audio standard, a new digital FM tuner product, and various USB peripheral ICs, as well as development efforts on new Class D amplifier products for consumer applications. The increase in research and development spending has resulted in substantial progress on our completion of the design of our products and the creation of several patentable inventions, enabling us to identify additional U.S. patent applications we will file covering inventions made during the STMP 36XX and digital FM tuner design processes. We expect that research and development expenses could increase in absolute dollars in future periods as we continue to increase our staffing and associated costs to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in revenue.

Selling, General and Administrative. Selling, general and administrative expenses increased to $14.0 million, or 42.4% of revenues, for the three months ended March 31, 2006, from $7.2 million, or 7.2% of revenues, for the three months ended March 31, 2005. This dollar increase of $6.8 million was primarily due to an increase of approximately $0.8 million of stock compensation expense resulting from our adoption of SFAS 123R in the first fiscal quarter of 2006, increases in headcount of sales, marketing, and administrative personnel including a substantial increase in personnel located in the Asia-Pacific region, as well as an increase of $0.2 million in litigation costs related to ongoing intellectual property litigation against Actions Semiconductor, located in China, and Telechips Inc. located in South Korea. The increase was also due to increased lease expenses related to additional leased office space both domestically and internationally, as well as increases in legal expenses related to setting up and maintaining our international subsidiaries. We paid $1.1 million in 2005 and expect to pay $0.3 million in 2006 from general corporate funds related to the lease abandonment charge taken in 2004. We do not expect any future charges related to this abandonment. Selling, general and administrative expenses could increase in absolute dollars in future periods as we continue to increase our staffing and customer support and associated costs, particularly in Asia, but such expenses will fluctuate as a percentage of revenues due to changes in revenues.

Other Income (Expense). Interest income decreased to $783,000 for the three months ended March 31, 2006 from $822,000 for the three months ended March 31, 2005. This was due to a decrease in our cash balances and investments in short-term marketable securities, as a result of the $92.8 million in cash used in acquisitions of businesses, net of cash acquired, in 2005 and the $30 million repurchase of shares of our common stock in February 2006. This decrease in invested funds was largely offset by increased rates of return.

Income Tax Expense. Our income tax expense decreased to $4.0 million for the three months ended March 31, 2006 from $13.2 million for the three months ended March 31, 2005. This decrease in expense was primarily due to decreased income (loss) before taxes, as well as a change in the estimate of our effective tax rate. At March 31, 2006, our effective tax rate estimate for the year ended December 31, 2006 was (19.3%). This estimate differed from the statutory rate primarily due to charges associated with licensing intellectual property to foreign subsidiaries (our “IP migration strategy”), the effect of different tax rates in foreign jurisdictions, and non-deductible charges related to stock-based compensation. During the three months ended March 31, 2006, we chose to accelerate the timing of a substantial portion of the charges related to our IP migration strategy in order to reduce the total cost of the strategy and to minimize related charges in future years. Although we reported a pretax loss for the three months ended March 31, 2006, we recorded tax expense rather than tax benefit as a result of fixed tax charges related to our IP migration strategy. At March 31, 2005, our effective tax rate estimate for the year ended December 31, 2005 was 34.0%. This estimate differed from the statutory rate primarily due to research and development tax credits.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments. The following table presents working capital, cash and cash equivalents and short-term investments:

	March 31, 2006	March 31, 2005	Increase (Decrease)
Working capital	$84,957	$207,138	$(122,181)
Cash and cash equivalents(1)	21,063	30,221	(9,158)
Short-term investments(1)	30,351	120,527	(90,176)

(1)	Included in working capital.

Our working capital as of March 31, 2006 represents a decrease from our working capital as of March 31, 2005 primarily due to $92.8 million in cash used in acquisitions of businesses, net of cash acquired, in 2005 and $30.0 million in cash used in repurchasing our common stock in February 2006, as well as the $24.7 million net loss incurred during the quarter. This decrease was further negatively impacted by a decrease in cash provided by operating activities and a decrease in cash proceeds for issuances of common stock in connection with the exercise of employee stock options and pursuant to our employee stock purchase plan.

We have historically financed our operations primarily through cash from our financing activities and our operating activities. Our principal source of liquidity as of March 31, 2006 consisted of $51.4 million in cash, cash equivalents and short-term investments. Our short-term investments consist primarily of corporate, state and municipal securities.

Operating Activities. Net cash used in operating activities was $35.7 million during the three months ended March 31, 2006, compared to net cash provided of $9.7 million for the three months ended March 31, 2005. Operating cash flows during the three months ended March 31, 2006 reflect our net loss of $24.7 million, adjustments primarily for depreciation, amortization, and stock-based compensation expense of $6.1 million and a net decrease from the changes in assets and liabilities of $17.0 million. Our accounts receivable decreased $18.4 million during the three months ended March 31, 2006 due to decreases in revenues and the timing of customer payments, compared to an increase of $27.9 million, during the three months ended March 31, 2005 due to increases in revenue. Our accounts payable decreased $21.4 million during the three months ended March 31, 2006, primarily due to payments related to inventory purchases, compared to an increase of $12.1 million, during the three months ended March 31, 2005 related to the increased purchases of inventory to support the higher revenue levels in the 2005 period. Our inventories increased $12.2 million and $17.7 million, during the three months ended March 31, 2006 and 2005, respectively, due to decreases in demand for our products during the beginning of 2006 that led to lower than expected revenues. In 2005, the increase in inventory was driven by the higher levels of demand for our products at that time, primarily from Creative and ASUSTEK Computer, Inc. Our reserve for slow-moving and obsolete inventory as a percentage of total inventory was 6.7% and 9.0% as of March 31, 2006 and December 31, 2005, respectively. We monitor and analyze our inventory for obsolescence and adjust this reserve accordingly. The reserve increased by $0.2 million and $0.5 million during the three months ended March 31, 2006 and March 31, 2005, respectively.

The decrease in deferred revenue and other liabilities of $1.8 million during the three months ended March 31, 2006 is net of a $1.7 million decrease in deferred revenue, $0.2 million decrease in the lease termination liability and $0.1 million increase in deferred rent. The decrease in deferred revenue is primarily due to improved management of distributor inventory levels. The decrease in the lease termination liability is due to rent payments made net of sublease payments received. Our deferred revenue and other liabilities increased by $6.0 million during the three months ended March 31, 2005 due to changes in the amount of our products held at distributors to enable them to meet customer demand of our products at that time. Income taxes payable increased by $3.3 million for the three months ended March 31, 2006 and increased by $8.0 for the three months ended March 31, 2005. Research and development resources are required to develop and expand our core technologies and proprietary product offerings. Our research and development expenses were $22.2 million and $12.0 million during the three months ended March 31, 2006 and 2005, respectively. These expenditures resulted in the enhancement of our product offerings, technological know how and inventions that have yielded several U.S. patents and pending U.S. patents. We expect to continue to incur significant research and development expenses and will fund these expenses with operating cash flow and existing cash balances. Included in research and development for the three months ended March 31, 2006 was $1.7 million for the SFAS 123R stock based compensation charge.

Investing Activities. Our investing activities provided cash of $19.7 million and used cash of $9.5 million during the three months ended March 31, 2006 and 2005, respectively. Investing activities during the three months ended March 31, 2006 primarily represented proceeds from maturities of short-term investments.

The fair value of our investments in marketable securities at March 31, 2006 was $30.4 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds.

Capital expenditures were $3.2 million and $3.3 million during the three months ended March 31, 2006 and 2005, respectively. These expenditures during the three months ended March 31, 2006 were incurred primarily for the purchase of engineering tools, computer equipment, and software.

Financing Activities. Our financing activities used $28.6 million and provided $2.7 million of cash during the three months ended March 31, 2006 and 2005, respectively. On January 24, 2006, our Board of Directors authorized a share repurchase plan for up to $30.0 million of our common stock. During the three months ended March 31, 2006, we purchased approximately 2.6 million shares for $30.0 million. We received $0.4 million and $1.8 million in proceeds from the exercise of employee stock options during the three months ended March 31, 2006 and 2005, respectively. We also received $0.7 million and $0.9 million from the purchase of stock under our Employee Stock Purchase Plan during the three months ended March 31, 2006 and 2005, respectively.

Capital Requirements. We could continue to experience growth in our operating expenses, including our research and development, sales and marketing and general and administrative expenses in the foreseeable future in order to execute our business strategy. Additionally, as part of our growth and diversification strategy, we may evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would compliment or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities. We intend to fund these activities with cash generated from operations and existing cash balances. An increase in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses, working capital as well as planned capital expenditures will constitute a material use of our cash resources.

There can be no assurances that we can reduce our net losses and negative cash flow in the foreseeable future, or that we can raise capital as needed to fund our operations on an ongoing basis. However, based on current business conditions and our current operating and financial plans, but subject to the discussion in Item 1A “Risk Factors” below, we believe our existing cash balances and short-term investments, together with cash generated from operating activities, will be sufficient to meet our anticipated cash needs for at least the next 12 months. The amount of cash used in this first quarter of 2006 included $30 million for the repurchase of our common stock and $21 million in reductions of accounts payable. We do not expect accounts payable fluctuations to be significant or to repurchase shares of our stock with current cash on hand in the near future. Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and the realization of contingent payouts resulting from our acquisitions. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. If we are unable to obtain additional financing if needed, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial conditions, and operating results. We may enter into strategic arrangements in the future which also could require us to seek additional equity or debt financing.

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

Stock-Based Compensation. Prior to January 1, 2006, employee stock awards under our compensation plans were accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Emerging Issues Task Force (“EITF”) Issue No. 00-23, and related interpretations. We accounted for equity awards issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and related interpretations. For employee stock awards, we have historically adhered to the disclosure-only provisions of these applicable accounting principles.

Prior to January 1, 2006, compensation costs related to stock options granted to employees at fair value under our compensation plans were not recognized in the condensed consolidated statements of operations. Compensation costs related to options, restricted stock units (“RSUs”), stock options granted to employees below fair value, and stock options granted to non employees were recognized in the condensed consolidated statements of operations.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123R”). Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a grant date fair value method and recognize the expense over the employee’s requisite service period in the condensed consolidated statements of operations.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results of prior periods have not been restated.

On December 31, 2005, we accelerated the vesting of approximately 1.8 million unvested stock options outstanding under our stock plans with exercise prices per share of $20.00 or higher. The options had a range of exercise prices between $20.03 and $55.86 and a weighted average exercise price of $31.10. The closing price of our common stock on December 16, 2005, the day the Company’s Board of Directors approved the acceleration, was $13.34. In accordance with SFAS No. 123, we expensed the remaining unrecognized compensation cost associated with the options with accelerated vesting in the pro forma disclosure. These actions were taken in order to avoid expense recognition in future financial statements upon adoption of SFAS 123R. The aggregate pre-tax expense associated with the accelerated options that would have been reflected in our consolidated financial statements in future fiscal years was approximately $25.9 million, which was included in the pro forma disclosure of stock-based employee compensation expense for the year ended December 31, 2005.

As a result of adopting SFAS 123R on January 1, 2006, our loss before income taxes for the three months ended March 31, 2006 was $2.5 million higher than if it had continued to account for share-based compensation under APB Opinion No. 25. Applying the provisions of SFAS 109, Accounting for Income Taxes, on an annual basis, the adoption of SFAS 123R had a negative $2.1 million impact on the net loss for the three months ended March 31, 2006. Also, basic and diluted loss per share for the same period were $0.06 higher due to our adopting SFAS 123R.

Prior to adopting SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement reduced net operating cash flows and increased net financing cash flows for the three months ending March 31, 2006 by approximately $0.3 million.

The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different.

We periodically evaluate the assumptions used in the Black-Scholes model, and calculate expected volatility based on a combination of historical volatility and the historical volatility of similar entities following a comparable period in their lives as a public company. As a result of the most recent review, we changed its methodology for computing expected term. The expected term was previously calculated based on an analysis of historical exercises of stock options. We believe that an analysis of historical exercises and remaining contractual life of options provides a better estimate of future exercise pattern.

We continue to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends and do not currently intend to pay cash dividends, thus has assumed a 0% dividend yield.

As part of the requirements of SFAS 123R, we are required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock compensation expense to be recognized in future periods.

During the three months ended March 31, 2006, no RSUs vested. We had $19.0 million of total unrecognized compensation costs related to stock options and RSUs at March 31, 2006 that are expected to be recognized over a weighted-average period of 2.7 years.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing the income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on the market value of our investments. As of March 31, 2006, all of our investments were in money market accounts or investment grade securities.

Foreign Currency Risks

We are exposed to foreign currency fluctuations. Sales and inventory purchases made by us and our subsidiaries are denominated in U.S. dollars. A small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are deemed to be immaterial to us as a whole.

Item 4: Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2006 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosures. During our last fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Many participants in the semiconductor industry have a significant number of patents and have frequently demonstrated a willingness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims have led to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets, or invalidity of our patents will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not materially and adversely affect our business, financial condition and results of operations. As of March 31, 2006, we were party to the following legal proceedings:

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

In addition, on March 14, 2005, we filed a complaint requesting that the ITC initiate an investigation of Actions Semiconductor for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain audio processing ICs and other products containing these audio processing ICs. In our complaint, as amended, we asked the ITC to investigate whether certain Actions Semiconductor products infringe on one or more of the claims of U.S. Patent Nos. 6,137,279 and 6,366,522. On April 18, 2005, the ITC instituted an investigation into Actions Semiconductor’s actions based on our allegations. We are seeking a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate. The ITC conducted a hearing on the merits in late November 2005. Currently, SigmaTel and Actions are in the process of submitting post trial briefing. On March 21, 2006 the ITC administrative law judge issued his initial determination that SigmaTel’s 6,633,187 and 6,366,522 patents were valid and infringed and recommended that the ITC issue an order barring any MP3 players based on infringing Actions chips which contain two gigabytes or less of flash memory from being imported into the United States. A final decision from the ITC is expected in the summer of 2006.

Telechips Inc.

On April 4, 2006, we filed a lawsuit against Telechips Inc., based in Seoul, South Korea (“Telechips”), in the United States District Court for the Eastern District of Texas, Marshall Division. We assert that certain Telechips ICs that are incorporated as components in MP3 players being shipped into the United States infringe multiple SigmaTel patents. We are seeking damages and requesting a permanent injunction prohibiting Telechips from continuing to infringe our patents. This lawsuit is in its earliest stages, and discovery has not yet commenced.

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2006 and for the three month period then ended contained elsewhere in this Form 10-Q.

You should carefully consider these risk factors and the information contained in this quarterly report on Form 10-Q in evaluating SigmaTel and our business. The risks and uncertainties described in these risk factors are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the events discussed in these risk factors actually occur, our business, financial condition and results of operations would suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

We incurred a net loss in the three months ended March 31, 2006, have incurred net losses in prior periods, and we will likely incur losses in the near future, and if we cannot return to profitability, our liquidity and ability to operate our business effectively could be adversely affected.

We incurred a net loss of approximately $24.7 million for the three months ended March 31, 2006, and have incurred net losses in the past and we will likely continue to incur net losses in the near future and may incur net losses in more distant future periods. Our operating expenses could continue to increase as we pursue our strategic objectives. Our results of operations for the three months ended March 31, 2006 include a non-cash charge of approximately $2.5 million related to stock-based compensation, and our results of operations for the year ended December 31, 2005 include a non-cash charge of approximately $1.3 million related to stock-based compensation. We will continue to incur stock-based compensation in the future as a result of past and potentially future stock options or restricted stock unit grants. Further, due to our recent adoption of Financial Accounting Standard Board Statement No. 123R, we are now required to apply certain expense recognition provisions to share-based payments to employees using the fair value method, which expense recognition will further negatively impact our profitability and could cause us to have difficulty becoming profitable again in future quarterly or annual periods. Our ability to become profitable again and to maintain profitability depends on the rate of growth of our target markets, the continued market acceptance of our customers’ products, the competitive position of our products, and our ability to develop new products. Even though we have achieved profitability in the past, we may not be able to become profitable again or sustain or increase profitability on a quarterly or an annual basis. If we continue to experience negative cash flow from operations over a prolonged period of time or if we suffer unexpected cash outflows, our liquidity and ability to operate our business effectively could be adversely affected.

Our limited history of sales of our key products makes it difficult to evaluate our prospects.

Most of our key products have only been sold in significant quantities for a short time. For example, production volumes of our STMP 35XX family of portable multimedia SoC products began shipping in the fourth quarter of 2003. In addition, we began shipping our latest product, the STMP 36XX family of portable audio SOCs, in the fourth quarter of 2005. Sales of the STMP 35XX and STMP 36XX families of products are highly dependent upon continued acceptance of portable multimedia players by consumers. Since we cannot accurately monitor sell-through of our ultimate end customers’ portable multimedia players which contain our portable multimedia SoCs, it is possible that some of these products may not be selling through. As a result, our customers could experience inventory growth that could cause them to purchase fewer products from us or seek to return products to us in the future. There can be no assurance that our customers have not or will not place orders in excess of their requirements in response to actual or perceived shortages in the supply of our ICs. In such event, it will be more difficult for us to forecast our future revenues and budget our operating expenses, and our operating results would be adversely affected to the extent such excess orders are cancelled or rescheduled. We have limited historical financial data from which to predict our future sales and operating results for our portable multimedia SoCs and other key products that we have recently introduced. Our limited operating experience with these products, combined with the rapidly evolving nature of the markets in which we sell our products, including decreases in the overall average selling prices of our products, and other factors which are beyond our control, limit our ability to accurately forecast quarterly or annual sales. Because most of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall in sales. We have recently expanded our staffing and increased our expenditures to support future growth. If our growth does not materialize, our operating results would be adversely impacted.

We do not expect to sustain our historic growth rate.

Due primarily to increased sales of our portable multimedia SoCs, we have experienced significant revenue growth in past periods and have gained significant market share in a relatively short period of time. Specifically, our annual revenues increased from approximately $30.9 million in 2002, to $100.2 million in 2003, to $194.8 million in 2004, and to $324.5 million in 2005. However, revenues decreased from $99.3 million for the three months ended March 31, 2005 to $33.0 million for the three months ended March 31, 2006 and we do not expect similar revenue growth or market share gains in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

Stock-based compensation plans.

We currently have three active stock-based compensation plans, namely the SigmaTel 1995 Stock Option/Stock Issuance Plan, the SigmaTel 2003 Equity Incentive Plan, and the SigmaTel Employee Stock Purchase Plan. We have historically accounted for employee stock awards under our stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation No. 44, Emerging Issues Task Force (“EITF”) Issue No. 00-23, and related interpretations and Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. We currently account for equity awards issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and related interpretations. For employee stock awards, we have historically adhered to the disclosure-only provisions of these applicable accounting principles. In December 2004, the FASB issued a revision to SFAS No. 123 (“SFAS No. 123R”) that eliminates the alternative to use the disclosure-only provisions of SFAS No. 123, thereby requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. As a result of our adoption of SFAS No. 123R, we recognized approximately $2.5 million in stock-based compensation expense during the three months ended March 31, 2006.

SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as previously required. This requirement reduced net operating cash flows and increased net financing cash flows on the condensed consolidated statements of cash flows.

We depend on a few key customers for a substantial majority of our sales and the loss of, or a significant reduction in orders from, any of them would likely significantly reduce our revenues.

For the three months ended March 31, 2006 and 2005, sales to our top five customers accounted for approximately 59.1% and 78.1%, respectively, of our revenues. Our operating results in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our ICs. Our revenues would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers who place large orders, would harm our financial performance. Because our sales are made by means of customer purchase orders rather than long term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

We rely on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these sales channels, our revenues would likely decline.

Sales to a small number of distributors generate a significant amount of our revenues. Our sales through distributors accounted for 44.7% and 47.7% of our revenues for the three months ended March 31, 2006 and 2005, respectively. Our sales to Holystone, a distributor in Taiwan and China, accounted for 12.8% and less than 10% of our revenues in the three months ended March 31, 2006 and 2005, respectively. Our sales to G.M.I. Technology, a distributor, accounted for less than 10% and 13.8% of our revenues in the three months ended March 31, 2006 and 2005, respectively. Despite the decreases as a percentage of total revenues, the dollar amount of our products sold through distributors is significant. If G.M.I., Holystone or our other distributors were to materially reduce their purchases from us, our business, financial condition and results of operations would suffer.

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

We derive a substantial portion of our revenues from a limited number of products that are used in consumer electronic devices. The consumer electronics market is characterized by intense competition, rapidly evolving technology, and ever-changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles and significant price competition. The dynamic nature of this market limits our, as well as our customers’, ability to accurately forecast quarterly and annual sales. If we, or our customers, are unable to manage product transitions, our business and results of operations could be negatively affected. For example, if our customers were to transition from one type of flash memory to another type of flash memory and our product is not compatible with the new type of flash memory, sales of our ICs would be adversely affected if we were unable to update our product in a timely manner. Further, our customers may choose to replace our products with products of our competitors if we fail to implement our new products within given time constraints. In addition, we are subject to the risk of price volatility and supply problems with other components of the end products of our customers. For example, if our customers could not obtain sufficient supplies of flash memory or hard disk drives, key components in many portable multimedia players, the sales of our products that are also included in such devices would be adversely affected. Certain of our customers have indicated in recent periods that they have been having difficulty in obtaining flash memory which is a key component of their portable multimedia players which also incorporate our portable multimedia SoCs. Certain of our customers have also recently indicated that they have postponed purchasing additional portable multimedia SoCs and other components for portable multimedia players due to volatility in the price of NAND flash. We believe that these flash memory supply constraints and price volatility may cause our customers to purchase fewer portable multimedia SoCs than they might otherwise purchase, thus negatively affecting our business and revenue. Furthermore, continuing technological advancement in consumer electronic devices, which is a significant driver of customer demand, is largely beyond our control.

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

Because many of our ICs are designed for use in consumer electronic products, such as portable multimedia players, PCs, and DVD players, we expect our business to be subject to seasonality, with increased revenue in the third and fourth quarters of each year, when customers place orders to meet year-end holiday demand, and lower revenue in the first and second quarters of each year. However, our historic rapid growth in revenues makes it difficult for us to assess the impact of seasonal factors on our business. In particular, strong sales of our portable multimedia SoCs resulted in increased revenues during the first quarter of 2005 compared to the fourth quarter of 2004, offsetting seasonal demand factors. If we or our customers are unable to ramp up production of new or existing products to meet any increases in demand due to seasonality or other factors, our revenues from such products would be adversely affected.

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

Our sales cycles can take up to 18 months to complete and volume production of products that use our ICs can take an additional 3 to 6 months to be achieved, if at all. Sales cycles for our products are lengthy for a number of reasons:

•	our customers usually complete an in-depth technical evaluation of our products before they place a purchase order;

•	the commercial adoption of our products by original equipment manufacturers, or OEMs, and original design manufacturers, or ODMs, is typically limited during the initial release of their product to evaluate product performance and consumer demand;

•	new product introductions often center around key trade shows and failure to deliver a product prior to such an event can seriously delay introduction of a product; and

•	the development and commercial introduction of products incorporating new technology frequently are delayed.

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

Our recent revenue growth has been primarily from sales of our portable multimedia SoCs, which accounted for 90.6% of our revenues in the year ended December 31, 2005 and 63.7% of our revenues in the three months ended March 31, 2006. Our future success depends on our ability to develop successful new products in a timely and cost-effective manner. We are required to continually evaluate expenditures for planned product developments and choose among alternatives based upon our expectations of future market trends. We cannot assure you that we will be able to develop and introduce new or enhanced products in a timely and cost-effective manner or that our products will generate significant revenues. The development of our ICs is highly complex, and successful product development and market acceptance of our products depend on a number of factors, including:

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

All of the principal foundries that manufacture our products and all of the principal subcontractors that assemble, package, and test our products are located in South Korea, Singapore, Hong Kong, or Taiwan. Many of our customers are also located in these areas. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake or other natural disaster near these foundries or subcontractors could result in damage, power outages and other disruptions that impair their production and assembly capacity. Any disruption resulting from earthquakes, other natural disasters or other events that would disrupt or impair our foundries’ or subcontractors’ production and assembly capacity could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling, packaging or production testing from the affected contractor to another third-party vendor. While we have some foundry capacity in the United States, we may not be able to increase our foundry capacity in the United States, or obtain other alternate foundry capacity on favorable terms, if at all. The 2003 outbreak of SARS curtailed travel to and from certain countries (primarily in the Asia-

Pacific region) and limited travel and shopping within those countries and any future outbreaks of SARS, bird flu, or other public health concerns could have similar consequences. In addition, outbreaks of disease or other disasters could limit consumer demand for our ICs or the products that use our ICs.

Our recent expansion, including recent acquisitions, has placed a significant strain on our management, personnel, systems and resources, and the continued success of our business depends on our ability to successfully manage this or any future expansion.

Our business has expanded rapidly, and further expansion may be required, particularly in Asia, to address our strategic objectives and potential growth in our customer base. We have expanded our business through acquisitions, opening international locations and through increasing headcount, both domestically and internationally. This expansion has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and resources. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan or respond to competitive pressures. To successfully manage our growth, we believe we must effectively:

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

The semiconductor industry is highly cyclical. The industry has experienced significant downturns, often in connection with, or in anticipation of, maturing product cycles (of both semiconductor companies’ and their customers’ products) and declines in general economic conditions. These downturns have been characterized by production overcapacity, high inventory levels and accelerated erosion of average selling prices. Any future downturns could significantly harm our sales, reduce our profitability or prevent us from regaining profitability for a prolonged period of time. From time to time, the semiconductor industry also has experienced periods of increased demand and production capacity constraints. We may experience substantial changes in future operating results due to general semiconductor industry conditions, general economic conditions and other factors.

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

To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other IC designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in 0.35 micron, 0.18 micron, 0.16 micron and 0.13 micron geometry processes. In the future, we will begin to migrate some of our products to 90-nanometer process technologies. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies and new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If any of our foundry subcontractors or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and adversely impact our operations. As smaller geometry processes become more prevalent, we expect to continue to integrate more functionality, as well as third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, if at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our operating results, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

We have substantial international activities, which expose us to additional business risks including increased logistical complexity and political instability.

In the third quarter of 2004, we established an international subsidiary and opened an office in Hong Kong. In 2005, we opened branch offices in Taiwan, China and established international subsidiaries in Singapore, Japan and South Korea. In connection with our acquisition of certain assets from D&M Holdings, Inc. in July 2005, we also established an international subsidiary and opened an office in Cambridge, England. The percentage of our revenues, from customers located outside of the U.S., was 97.6% for the year ended December 31, 2005 and 99.7% for the three months ended March 31, 2006. We plan to expand our international sales and operations activities, but may not be able to maintain or increase international market demand for our products. Our international sales and operations are subject to a number of risks, including:

•	increased complexity and costs of managing international sales and operations;

•	protectionist laws and business practices that favor local competition in some countries;

•	multiple, conflicting and changing laws, regulations and tax schemes;

•	longer sales cycles;

•	public health concerns, such as the SARS outbreak in 2003 and the current bird flu outbreak, and natural disasters, such as the earthquakes and tsunamis in 2004;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	foreign currency exchange rate fluctuations;

•	difficulties with financial reporting in foreign countries;

•	political and economic instability; and

•	difficulties and costs in staffing and managing international operations, as well as cultural differences.

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

In recent years, there has been significant litigation in the U.S. involving patents and other intellectual property rights in the semiconductor industry. In the past, we have found it necessary to engage in litigation to enforce and defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. For example, in 2000, we settled a patent infringement and trade secret claim filed by Cirrus Logic related to our audio codec products. In January 2005, we filed a lawsuit against Actions Semiconductor and requested the United States International Trade Commission to initiate an investigation against Actions Semiconductor’s products, seeking to halt Actions’ infringement of our intellectual property rights. Most recently, we filed a lawsuit against Telechips Inc., seeking to halt Telechips’ infringement of our intellectual property rights. We believe future litigation involving intellectual property could occur.

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

If our internal control over financial reporting does not comply with the requirements of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual reports. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal control over financial reporting.

Our management, including our CEO and CFO, does not expect that our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. There exist inherent limitations in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving SigmaTel have been, or will be, detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple human error. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by an override of those controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Controls may become inadequate over time because of changes in conditions or deterioration in the compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2005, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal control over financial reporting is considered ineffective, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes repurchases of our stock during the three months ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet Be Purchased Under the Plans or Programs
2/1/06 – 2/28/06	2,598,825	$11.51	2,598,825	—

All shares were purchased in open-market transactions pursuant to our publicly announced repurchase program. Our share repurchase program was announced on January 31, 2006 and authorize the purchase of up to $30 million worth of our common stock. The repurchases were completed in February of 2006.

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

SIGMATEL, INC.

Dated: May 10, 2006	By:	/s/ Ross A. Goolsby
Ross A. Goolsby
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number
3.1(1)		Second Restated Certificate of Incorporation of SigmaTel, Inc.

3.2(2)		Amended and Restated Bylaws of SigmaTel, Inc.

4.1(2)		Specimen certificate for shares of common stock

10.1(3)		Forms of Restricted Stock Units Agreements and Restricted Stock Units Grant Notices

10.2(4)		Summary of base salaries and performance based bonus opportunities for the period beginning April 1, 2006 and ending March 31, 2007 for SigmaTel’s named executive officers listed in SigmaTel’s proxy statement filed with the Securities and Exchange Commission on March 23, 2006

31.01		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to Exhibit 3.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(3)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2006.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 3, 2006.