Form 10-Q
period 2006-06-30
SIGMATEL INC
filed 2006-08-09
CIK 1043639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the Issuer’s Common Stock, $0.0001 par value, was 35,205,412 as of July 31, 2006.

SIGMATEL, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SIGMATEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$19,483	$65,712
Short-term investments	21,017	53,172
Accounts receivable, net	25,588	48,633
Inventories, net	37,245	21,036
Income tax receivable	609	5,446
Deferred tax asset, net	7,743	1,401
Prepaid expenses and other assets	7,523	6,963
Assets held for sale	5,351	2,903

Total current assets	124,559	205,266
Property, equipment and software, net	13,659	13,164
Intangible assets, net	35,986	37,478
Goodwill	62,859	63,203
Deferred tax asset, net	7,510	—
Assets held for sale	22,389	22,236
Other assets	3,485	2,095

Total assets	$270,447	$343,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,286	$48,093
Accrued compensation	8,449	7,020
Other accrued expenses	4,975	6,442
Deferred revenue	5,889	10,093
Current portion of long-term obligations	392	528
Liabilities to be assumed in sale	3,823	2,053

Total current liabilities	48,814	74,229
Non-current income taxes payable	6,474	7,906
Other liabilities	979	2,113

Total liabilities	56,267	84,248

Stockholders’ equity:
Common stock, $0.0001 par value; 170,000 shares authorized; shares issued and outstanding: 35,263 and 35,173 at 2006 and 37,507 and 37,417 at 2005, respectively	4	4
Additional paid-in capital	191,233	218,492
Notes receivable from stockholders	(5)	(5)
Deferred stock-based compensation	—	(3,874)
Treasury stock, 90 common shares at cost	(741)	(741)
Accumulated surplus	23,538	45,337
Accumulated other comprehensive income (loss)	151	(19)

Total stockholders’ equity	214,180	259,194

Total liabilities and stockholders’ equity	$270,447	$343,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGMATEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues, net	$43,812	$69,572	$76,833	$168,910
Cost of goods sold	24,890	30,999	43,182	73,293

Gross profit	18,922	38,573	33,651	95,617

Operating expenses:
Research and development	23,061	13,024	45,253	25,025
Selling, general and administrative	12,639	9,430	26,632	16,593

Total operating expenses	35,700	22,454	71,885	41,618

Operating income (loss)	(16,778)	16,119	(38,234)	53,999

Interest income, net	422	1,245	1,205	2,067
Foreign exchange loss	(52)	(43)	(104)	(43)

Total other income	370	1,202	1,101	2,024

Income (loss) before income taxes	(16,408)	17,321	(37,133)	56,023

Income tax expense (benefit)	(19,335)	6,425	(15,334)	19,597

Net income (loss)	$2,927	$10,896	$(21,799)	$36,426

BASIC NET INCOME (LOSS) PER SHARE	$0.08	$0.31	$(0.62)	$1.02

DILUTED NET INCOME (LOSS) PER SHARE	$0.08	$0.29	$(0.62)	$0.97

WEIGHTED AVERAGE SHARES USED TO COMPUTE:
Basic net income (loss) per share	34,881	35,704	35,343	35,552
Diluted net income (loss) per share	35,695	37,351	35,343	37,584

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGMATEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(21,799)	$36,426
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	7,295	3,026
Stock-based compensation expense	5,064	418
Deferred income taxes	(15,240)	7,452
Lease abandonment adjustments	—	(385)
Tax benefit related to exercise of employee stock options	—	6,358
Excess tax benefit from employee stock plans	(299)	—
Other non-cash expense (benefit)	120	(112)
Changes in assets and liabilities:
Accounts receivable, net	22,536	(6,068)
Inventories, net	(18,449)	(7,509)
Prepaid expenses and other assets	(1,949)	(1,145)
Accounts payable	(21,037)	(1,186)
Accrued expenses	766	146
Income taxes payable	3,373	2,707
Deferred revenue and other liabilities	(4,312)	1,228

Net cash (used in) provided by operating activities	(43,931)	41,356

Cash flows from investing activities:
Proceeds from maturities of short-term investments	32,157	73,056
Purchases of short-term investments	—	(63,451)
Purchases of property, equipment, software and intangible assets	(6,057)	(7,273)

Net cash provided by investing activities	26,100	2,332

Cash flows from financing activities:
Payments on capital lease obligations	(7)	(32)
Common stock repurchases	(29,999)	—
Proceeds from notes receivable from stockholders	—	2
Excess tax benefit from employee stock plans	299	—
Proceeds from issuance of common stock, net of issuance costs	1,251	3,048

Net cash (used in) provided by financing activities	(28,456)	3,018

Effect of exchange rate changes on cash and cash equivalents	58	(58)
Net (decrease) increase in cash and cash equivalents	(46,229)	46,648
Cash and cash equivalents, beginning of period	65,712	27,246

Cash and cash equivalents, end of period	$19,483	$73,894

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

(unaudited)

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

Certain reclassifications have been made to all periods presented in the condensed consolidated financial statements to conform to the current year presentation. The Company has reclassified certain assets as “assets held for sale” and certain liabilities have been reclassified as “liabilities to be assumed in sale” (see Note 10). Previously, the Company recorded amortization of stock compensation as a separate line item in the condensed consolidated statements of operations. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107 (“SAB 107”), which states that companies should present the expense related to share-based payment arrangements in the same line or lines as cash compensation paid to the same employees. Accordingly, the Company has reclassified share-based payments previously recorded as “Amortization of deferred stock-based compensation” to the appropriate functional categories. The reclassifications had no impact on the Company’s financial position, operating income, or net income. The following table summarizes stock-based compensation expense that is now recorded within functional categories in the condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Research and development	$1,709	$134	$3,371	$265
Selling, general and administrative	863	104	1,693	153

	$2,572	$238	$5,064	$418

In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable statement of the Company’s financial position, results of operations and cash flows for the periods presented have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2. Significant Accounting Policies

For a description of what the Company believes to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our financial statements, refer to our most recently filed Form 10-K filed with the SEC. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (see Note 4). There have been no other changes in our critical accounting policies since December 31, 2005.

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share is computed giving effect to all potential dilutive common stock, including options, restricted stock units, warrants, and common stock subject to repurchase.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

(unaudited)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$2,927	$10,896	$(21,799)	$36,426

Denominator:
Weighted-average common stock outstanding	35,157	35,729	35,611	35,576
Less: weighted-average shares subject to repurchase	(36)	(25)	(28)	(24)
Less: shares held in escrow	(240)	—	(240)	—

Weighted-average shares used in computing basic net income (loss) per share	34,881	35,704	35,343	35,552
Dilutive potential common shares used in computing diluted net income (loss) per share	814	1,647	—	2,032

Total weighted-average number of shares used in computing diluted net income (loss) per share	35,695	37,351	35,343	37,584

The following outstanding options and restricted stock units were excluded from the computation of diluted net income (loss) per share as they had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Options to purchase common stock	4,919	1,600	5,894	1,100
Restricted stock units	205	—	216	—

	5,124	1,600	6,110	1,100

3. Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is still evaluating the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

4. Stock-based Compensation

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

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

(unaudited)

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results of prior periods have not been revised.

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

As a result of adopting SFAS 123R on January 1, 2006, the Company’s loss before income taxes for the three and six months ended June 30, 2006 was $2.6 million and $5.1 million higher, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. After applying the provisions of SFAS 109, Accounting for Income Taxes, on an annual basis, the adoption of SFAS 123R had a negative $2.2 million impact on net income, or $0.06 per basic and diluted earnings per share, for the three months ended June 30, 2006, and a negative $4.2 million impact on net loss, or $0.12 per basic and diluted net loss per share, for the six months ended June 30, 2006.

Prior to adopting SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement reduced net operating cash flows and increased net financing cash flows for the three and six months ending June 30, 2006 by approximately $34,000 and $299,000, respectively.

1995 Stock Option/Stock Issuance Plan

As of June 30, 2006, options to purchase 1,248,488 shares of the Company’s common stock were outstanding under the Company’s 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”). Under the 1995 Plan, incentive stock options may be granted to employees and non-statutory stock options may be granted to non-employees, directors or consultants at prices not lower than 100% of the fair market value of the Company’s common stock at the date of grant as determined by the Board of Directors. Any 10% shareholder must be granted

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

(unaudited)

options to purchase the Company’s common stock at an exercise price no lower than 110% of the fair market value of the Company’s common stock at the date of grant as determined by the Board of Directors. Generally, options vest either (i) at the rate of 20% per year over five years, or (ii) over a four year period (25% at end of the first year from date of grant, and 1/36 of remaining shares per month over next 36 months) and are exercisable for a period of ten years from the date of grant. In February 2003, the Board of Directors approved an increase of 1,641,667 shares available for issuance under the 1995 Plan. Effective upon completion of the Company’s initial public offering, no more options were issued under the 1995 Plan.

2003 Equity Incentive Plan

In July 2003, the Company’s Board of Directors and stockholders approved the 2003 Equity Incentive Plan (the “2003 Plan”) that became effective upon completion of the initial public offering. The 2003 Plan provides for the grant of incentive stock options and nonqualified stock options, stock awards, stock purchase rights and RSUs for the purchase of up to 6,866,747 shares of the Company’s common stock by officers, employees, consultants and directors of the Company. However, this share reserve shall be reduced by the exercise of stock options outstanding under the Company’s 1995 Stock Option/Stock Issuance Plan. In April 2005, the Board of Directors approved an increase of 2,500,000 shares available for issuance under the 2003 Plan. As of June 30, 2006, options to purchase 4,645,068 shares and RSUs to purchase 215,694 shares of the Company’s common stock were outstanding under the 2003 Plan.

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

Employee Stock Purchase Plan

In July 2003, the Company’s Board of Directors and stockholders approved an Employee Stock Purchase Plan (“ESPP”) that became effective upon completion of the Company’s initial public offering. Employees who own less than 5% of the Company, work more than 20 hours a week and are generally employed for greater than 5 months per year are eligible and may designate up to 15% of their compensation for the purchase of common stock semi-annually at the lower of 85% of the fair market value of the stock at the beginning or end of the six-month payment period, through accumulation of payroll deductions. Common stock reserved under the ESPP is 892,487 shares at June 30, 2006.

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

The Company used the following assumptions in the Black-Scholes model for calculating fair value of stock-based compensation costs: expected volatility is a combination of the Company’s historical and implied volatility; expected term is calculated using the “simplified” method prescribed in Staff Accounting Bulletin No. 107, Share-Based Payment; the risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant; a dividend yield is not used since the Company has never paid cash dividends and does not currently intend to pay cash dividends. The Company periodically reviews the assumptions and modifies the assumptions accordingly.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

(unaudited)

The fair value of common stock options granted during the three and six months ended June 30, 2006 and 2005 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	—	—	—	—
Expected life	4.5 years	3.25 – 3.5 years	4.5 years	3.25 – 3.5 years
Expected volatility	65%	75%	60 – 65%	75%
Risk-free rate	5.0%	3.8 – 4.0%	4.6 – 5.0%	3.2 – 4.0%

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

A summary of the Company’s stock compensation activity with respect to the six months ended June 30, 2006 follows (share and intrinsic value amounts in thousands):

Stock Options Under the 1995 and 2003 Plans	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,496	$19.07
Granted	1,005	8.47
Exercised	(258)	2.06
Cancelled or expired	(349)	20.24

Outstanding at June 30, 2006	5,894	17.94	6.6	$2,234

Vested at June 30, 2006 and expected to vest	5,492	$18.13	6.6	$2,160

Exercisable at June 30, 2006	3,466	$21.04	6.6	$1,433

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Term	Aggregate Intrinsic Value
Nonvested at December 31, 2005	—	$—
Granted	227	8.74
Exercised	—	—
Forfeited	(11)	8.74

Nonvested at June 30, 2006	216	8.74	3.8	$887

Vested at June 30, 2006 and expected to vest	184	$—	3.8	$757

Exercisable at June 30, 2006	—	$—	—	$—

The weighted-average fair value of common stock options granted during the six months ended June 30, 2006 and 2005 was $4.72 and $19.61, respectively. During the same periods, the total intrinsic value of stock options exercised was $2.2 million and $20.7 million, respectively, and the total fair value of stock options that vested was $4.3 million and $3.5 million, respectively.

During the three and six months ended June 30, 2006, no RSUs vested. The Company had $16.3 million of total unrecognized compensation costs related to stock options and RSUs at June 30, 2006 that are expected to be recognized over a weighted-average period of 3.0 years. There were no stock compensation costs capitalized into assets as of June 30, 2006.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

(unaudited)

For the three months ended June 30, 2006 and June 30, 2005, approximately $0.1 million and $0.3 million, respectively, was received for the exercise of stock options and the tax benefit realized from these stock option exercises was $34,000 and $1.0 million, respectively. For the six months ended June 30, 2006 and June 30, 2005, approximately $0.6 million and $2.1 million, respectively, was received for the exercise of stock options, and the tax benefit realized from these stock option exercises was $0.3 million and $6.4 million, respectively. Cash was not used to settle any equity instruments previously granted. The Company issues shares from the 1995 Plan and 2003 Plan reserves upon the exercise of stock options and vesting of RSUs. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under the 1995 Plan or 2003 Plan.

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

The grant date fair value of the employees purchase rights under the ESPP were calculated using the Black-Scholes model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	—	—	—	—
Expected life	6 months	6 months	6 months	6 months
Expected volatility	60%	75%	60 – 67%	75%
Risk-free rate	5.0%	3.8%	4.4 – 5.0%	3.2 – 3.8%

Weighted average, grant date fair value of purchase rights granted under the ESPP are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Number of shares	—	—	96,812	45,733
Weighted average fair value	—	—	6.89	8.50

As discussed above, results for prior periods have not been revised to reflect the effects of implementing SFAS 123R. The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$10,896	$36,426
Add: Stock-based employee compensation expense recognized in net income, net of related income tax effects	155	272
Deduct: Stock-based employee compensation expense determined under the fair value based method for all employee awards, net of related income tax effects	(3,019)	(5,536)

Pro forma net income	8,032	31,162

Pro forma basic net income per share, as adjusted	$0.22	$0.88
Pro forma diluted net income per share, as adjusted	$0.22	$0.84

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

(unaudited)

5. Comprehensive Income (Loss)

The components of comprehensive income (loss) are comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on securities. Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$2,927	$10,896	$(21,799)	$36,426
Foreign currency translation adjustments, net of tax	62	(11)	151	(11)
Unrealized gain on securities	4	—	19	—

Total comprehensive income (loss)	$2,993	$10,885	$(21,629)	$36,415

6. Short-term Investments

Short-term investments at June 30, 2006 and December 31, 2005, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $21.0 million and $53.2 million, respectively. The fair values of these instruments are based on market interest rates and other market information available to management as of each balance sheet date.

Short-term investments consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
Available-for-sale securities:
Auction rate preferred notes	$21,017	$47,225
U.S. agencies	—	2,498
Corporate notes	—	3,468

Total investments	21,017	53,191
Unrealized loss on securities	—	(19)
Total short-term investments	$21,017	$53,172

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at fair value. As of June 30, 2006, $21.0 million of investments mature beyond five years, but have interest rate maturities of less than thirty-five days.

7. Inventories

Inventories, net of reserves, consist of the following (in thousands):

	June 30, 2006	December 31, 2005
Work in process	$18,729	$12,880
Finished goods	18,516	8,156

Total inventories, net	$37,245	$21,036

At June 30, 2006 and December 31, 2005, the Company’s reserve for slow-moving and obsolete inventory was approximately $2.1 million and $1.3 million, respectively.

8. Goodwill and Other Intangible Assets

As of June 30, 2006, SigmaTel had goodwill in the amount of $62.9 million associated with the acquisitions of Oasis Semiconductor, Inc. (“Oasis”), Protocom Corporation (“Protocom”), and certain assets and intellectual property of D&M Holdings, Inc (“Rio”), and Apogee Technology, Inc. (“Apogee”) and certain assets of Mooji Corporation Limited (“Mooji”) of which, approximately $13.8 million is deductible for income tax purposes. These acquisitions were accounted for using the purchase method of accounting. In accordance with SFAS No. 142

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

(unaudited)

Goodwill and Other Intangible Assets (“SFAS 142”), the Company assesses the impairment of goodwill annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. The amounts listed below are shown net of the $21.0 million of goodwill and $0.2 million of patents, respectively that are classified as held for sale in connection with the sale of our PC Audio product line to IDT (Notes 1 and 10).

Goodwill and other intangibles consist of the following (in thousands):

	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill	$62,859	$—	$62,859	$63,203	$—	$63,203
Other intangible assets subject to amortization:
Developed product technology	15,060	(2,246)	12,814	15,060	(904)	14,156
Customer relationships	13,242	(1,247)	11,995	13,232	(502)	12,730
Trademarks and trade names	2,200	(277)	1,923	2,200	(106)	2,094
Patents	4,388	(556)	3,832	3,127	(237)	2,890
Licenses to manufacture and other	9,139	(3,717)	5,422	8,226	(2,618)	5,608

	$106,888	$(8,043)	$98,845	$105,048	$(4,367)	$100,681

Intangible asset amortization expense for the three months ended June 30, 2006 and 2005 was $1.9 million and $0.3 million, respectively, and $3.7 million and $0.6 million for the six months ended June 30, 2006 and 2005, respectively. Estimated aggregate intangible asset amortization expense is expected to be $7.4 million for 2006 and is estimated to be $7.2 million in 2007, $6.5 million in 2008, $5.8 million in 2009, and $5.1 million in 2010. The Company is amortizing intangible assets on a straight-line basis over their estimated useful lives. The weighted average useful life is generally 6 years for developed product technology, 9 years for customer relationships, 7 years for trademarks and trade names, 7 years for patents, and 5 years for licenses to manufacture.

The Company records intangible assets in accordance with Statement of Financial Accounting Standards No. 141 Business Combinations (“SFAS 141”) and SFAS 142. The developed product technologies the Company acquired from the above acquisitions were as follows: the Oasis acquisition consisted of three integrated circuit products (and the intellectual property contained therein) (referred to hereafter as “chips”), used to control the operation of devices which can scan, fax and print documents; the Protocom acquisition consisted of chips that are used in camcorders and other video capture equipment and implement different video compression and decompression algorithms; the Rio acquisition consisted of computer programs, intellectual property and other proprietary know-how related to the hard-drive MP3 player business and the Apogee acquisition consisted of chips, which perform digital audio amplification functions and can be used in a variety of different consumer audio applications. The developed product technologies above were feasible at the date of acquisition as they were being actively marketed and sold by the acquired companies at the respective dates of acquisition. The developed product technologies were recognized as intangible assets separate from goodwill as they were capable of being separated or divided from the acquired entities and sold or licensed. The estimated useful lives were primarily based on the weighted average time to cash flows for each respective developed product technology.

9. Acquisitions

The acquisitions of Oasis, Protocom, and certain assets and intellectual property of Rio and Apogee and certain assets of Mooji were accounted for using the purchase method of accounting. The purchase price of each of the acquisitions was paid during the year ended December 31, 2005. The purchase price recorded for the acquisitions did not include any amount for contingent considerations. Actual amounts of future consideration related to contingencies, if any, will be recognized as an adjustment to the purchase price in the period in which the contingency is resolved. In the six months ended June 30, 2006, there were no adjustments to the purchase prices of the acquisitions.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

(unaudited)

The following unaudited pro forma financial information presents the results of operations for the three and six months ended June 30, 2005 as if the acquisitions had occurred at the beginning of the earliest period presented.

The pro forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of the period presented, or of future results (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Pro forma net revenues	$86,001	$192,073
Pro forma net income	10,523	34,191
Pro forma net income per share:
Basic	$0.29	$0.93
Diluted	$0.27	$0.87

10. Assets and Liabilities Held for Sale

On July 31, 2006, we sold certain assets and liabilities, intellectual property and engineering resources relating to our PC Audio product line to Integrated Device Technology Inc. (“IDT”) for approximately $80 million, subject to certain post-closing adjustments, which consists of $72.0 million in cash, accounts receivable of the PC Audio product line which were retained by us, and accounts payable of the PC Audio product line being assumed by IDT. $7.2 million of the purchase price was deposited into an escrow account upon closing for purposes of settling indemnification claims for the one-year period following the closing. In connection with the sale, the Company and IDT entered into several ancillary agreements, including a transition services agreement designed to ensure a smooth transition of the PC Audio product line to IDT, and an intellectual property license agreement pursuant to which IDT received rights to certain intellectual property being retained by SigmaTel related to the PC Audio product line.

The Company has reclassified certain assets as “assets held for sale” and certain liabilities have been reclassified as “liabilities to be assumed in sale”. The retained assets and liabilities remain classified as assets of other ongoing operations. The Company reviewed Statement of Financial Accounting Standards No. 144 Accounting for the Disposal of Long-Lived Assets (“SFAS 144”) and has determined that the sale does not meet the criteria to be recognized as a discontinued operation, as we will have significant continuing involvement and the sale involved a subcomponent of the entity.

The carrying amounts of the major classes of assets and liabilities that have been included in assets held for sale and liabilities to be assumed in sale, are as follows (in thousands):

	June 30, 2006	December 31, 2005
Current assets held for sale:
Accounts receivable, net	$509	$—
Inventories, net	4,738	2,498
Other	104	405

Total current assets	$5,351	$2,903
Non-current assets held for sale:
Property, equipment and software, net	1,189	1,036
Intangible assets, net	200	200
Goodwill	21,000	21,000

Total assets	$27,740	$25,139

Current liabilities to be assumed in sale:
Accounts payable	$3,823	$2,053

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

(unaudited)

11. Common Stock

On January 25, 2006, the Company’s Board of Directors authorized a share repurchase plan for up to $30.0 million of its common stock. During the first quarter of 2006, 2.6 million shares were repurchased for $30.0 million and were retired. There were no share repurchases during the three months ended June 30, 2006.

12. Income Taxes

The Company’s effective tax rate was 118% and 37% for the three months ended June 30, 2006 and 2005, respectively, and 41% and 35% for the six months ended June 30, 2006 and 2005, respectively. The provision for income taxes has been calculated based on the Company’s estimate of its effective tax rate for the full fiscal year. At June 30, 2006, the Company’s effective tax rate estimate for the year ended December 31, 2006 was 32%. This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, non-deductible charges related to stock based compensation and one time benefits related to a change in the Company’s international tax strategy.

During the three months ended June 30, 2006, the Company changed its international tax strategy (intellectual property or “IP Migration” strategy). As a result, the Company made a voluntary tax election that changed the tax status of the Company’s Cayman subsidiary by causing a deemed liquidation of the subsidiary for US federal income tax purposes. This resulted in a one-time benefit of $9.3 million that was reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The change in the Company’s tax strategy caused a significant change in the Company’s estimate of its effective tax rate for the year ended December 31, 2006. As a result, the tax benefit for the three months ended June 30, 2006 includes amounts to apply the current effective tax rate estimate to the loss before income taxes for the six months ended June 30, 2006.

The Company recognized certain tax benefits related to stock option plans in the amount of zero and $1.0 million during the three months ended June 30, 2006 and 2005, respectively and $0.3 million and $6.4 million during the six months ended June 30, 2006 and 2005, respectively. These benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

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

13. Commitments and Contingencies

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

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

(unaudited)

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

On March 14, 2005, the Company filed a complaint requesting that the ITC initiate an investigation of Actions Semiconductor, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the United States (“U.S.”) after importation of certain audio processing ICs and other products containing these audio processing ICs. In the Company’s complaint, as amended, the Company asked the ITC to investigate whether certain Actions Semiconductor products infringe one or more of the claims of U.S. Patent Nos. 6,137,279 and 6,366,522. On April 18, 2005, the ITC instituted an investigation into Actions Semiconductor’s actions based on the Company’s allegations. The Company is seeking a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate. During the course of the ITC investigation, the Company dropped its infringement assertion of the ‘279 patent and asserted an additional patent - Patent No. 6,633,187. The ITC conducted a hearing on the merits in late November 2005. In March 2006, the ITC administrative law judge, (“ALJ”), determined that Actions Semiconductor infringed the two patents asserted by the Company and recommended that an exclusion order be issued which prevents the importation of infringing Actions’ chips and certain MP3 players which contain these chips. The ALJ’s initial decision was reviewed by the full ITC, which, in June 2006, issued a decision that altered the ALJ’s construction of one of the patents at issue and asked the ALJ to make some further determinations. On August 4, 2006, the ALJ concluded that in light of the ITC’s revised claim construction, certain Actions Semiconductor chips, when operating under the control of a particular firmware version, do not infringe the Company’s ‘522 patent. The ITC expects to issue a final decision regarding an exclusion order in September 2006.

On April 4, 2006, the Company filed a lawsuit against Telechips Inc., based in Seoul, South Korea (“Telechips”), in the United States District Court for the Eastern District of Texas, Marshall Division. The Company asserts that certain Telechips ICs that are incorporated as components in MP3 players being shipped into the United States infringe multiple SigmaTel patents. In July, 2006, the Company dismissed this lawsuit, without prejudice.

14. Related Party Transactions

Revenues from an affiliated customer, who as of October 2005 no longer held more than 5% of our stock, was approximately $8.0 million and $2.9 million for the three months ended June 30, 2006 and 2005, respectively, and $12.2 million and $22.9 million for the six months ended June 30, 2006 and 2005, respectively. Accounts receivable from sales to this affiliated customer was approximately $6.9 million and $7.8 million as of June 30, 2006 and December 31, 2005, respectively.

15. Operating Segments and Geographic Information

The Company operates as a single segment. The Company’s chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business at the entity-wide level to manage the business.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements Continued

(unaudited)

The following table summarizes the percentages of revenues by geographic region:

	Three Months Ending June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Taiwan	43.1%	34.0%	47.2%	44.7%
China/Hong Kong	28.8	46.4	24.7	33.0
Singapore	18.5	4.6	16.7	13.7
United States	0.9	5.7	0.6	2.4
Other	8.7	9.3	10.8	6.2

Total sales	100.0%	100.0%	100.0%	100.0%

The table below summarizes the percentage of long-lived assets by geographic region:

	June 30, 2006	December 31, 2005
United States	84.7%	85.5%
Hong Kong	5.6	4.4
Taiwan	3.2	4.0
Other	6.5	6.1

	100.0%	100.0%

16. Subsequent Event

On July 31, 2006, we sold certain assets and liabilities, intellectual property and engineering resources relating to our PC Audio product line to IDT for $80 million, subject to certain post-closing adjustments, which consists of $72.0 million in cash, accounts receivable of the PC Audio product line which were retained by us, and accounts payable of the PC Audio product line being assumed by IDT. $7.2 million of the purchase price was deposited into an escrow account upon closing for purposes of settling indemnification claims for the one-year period following the closing. In connection with the sale, the Company and IDT entered into several ancillary agreements, including a transition services agreement designed to ensure a smooth transition of the PC Audio product line to IDT, and an intellectual property license agreement pursuant to which IDT received rights to certain intellectual property being retained by SigmaTel related to the PC Audio product line.

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

Overview

General. We are a fabless semiconductor company that designs, develops, and markets proprietary, analog-intensive, mixed-signal integrated circuits, or ICs. We currently offer products that serve several markets: portable multimedia players, consumer audio, multi-function peripherals, digital video cameras and USB peripherals. We made our first commercial shipments of portable multimedia systems on a chip, or SoCs, for the portable multimedia player market in 2001. We made our first commercial shipments of PC audio codecs during 1997. During 2001, we also began to sell our audio codecs into the consumer electronics market for products such as DVD players and set top boxes. We made our first commercial shipments of both multi-function peripheral ICs and digital video camera ICs in the third quarter of 2005 as a result of the Oasis Semiconductor, Inc. (“Oasis”) and Protocom Corporation (“Protocom”) acquisitions, respectively. Through acquisitions and internal development efforts, we continue to diversify our product offerings. We plan to continue to diversify our product offerings by introducing new versions of existing products with additional functionality, and by introducing ICs for markets we do not currently serve, thereby expanding our total available market opportunity.

Net Loss. We incurred a net loss of $21.8 million for the six months ended June 30, 2006 and we will likely incur net losses in the future. We have faced a number of challenges that have affected our operating results during the past year and a half, including extreme competition in the portable multimedia SoCs market, continuing erosion of average selling prices of our portable multimedia SoCs, delays in delivering new product features to existing and new customers, and price volatility and shortages of other components used to build our customer’s devices. Although we are taking steps to address these challenges and to improve our results of operations, we cannot provide assurance that we will return to profitability on a quarterly or annual basis.

New Product Introduction and Acceptance. In March 2006, we announced the SGTV58XX family, our first family of high fidelity TV audio processors that was created as a cost effective audio solution for analog, digital, and hybrid TVs offering high-end value added features. In October of 2005, we introduced our STMP 36XX family of portable multimedia SoCs, our newest SoC for flash-based and hard disk-based digital multimedia players. In November 2005, we introduced our STFM 1000 FM tuner companion processor to our STMP 35XX and 36XX families of portable multimedia SoCs that provides the added capability of receiving signals from FM radio stations. Our historical revenue growth has been primarily from sales of our STMP 35XX family of portable multimedia SoCs, which accounted for 89.3% of our revenue in the year ended December 31, 2005 and 56.2% of our revenue for the six months ended June 30, 2006. We introduced the STMP 35XX family of portable multimedia SoCs in the fourth quarter of 2003 and, despite continued sales of the STMP 35XX SoCs, as those products have matured, their average selling prices have declined, which is typical for the semiconductor industry. Our future success depends on our ability to market and sell the STMP 36XX SoC, the STMP 35XX SoC, the STFM 1000 FM Tuner, and to develop other new products, like the SGTV58XX products, in a timely and cost-effective manner. We cannot assure you that we will be able to develop and introduce, or that potential customers will be able to implement, new or enhanced products in a timely and cost-effective manner or that our new products will generate significant revenues.

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

Historical Growth; Recent Pressures. Our business has grown rapidly since our inception as a result of acquisitions, the opening of international locations and through hiring, both domestically and internationally, as reflected by our employee headcount, which increased to 627 as of June 30, 2006, from 135 employees as of December 31, 2003. As a result of our focused development efforts towards portable multimedia SoCs and audio codecs in early 2001, our annual revenues grew substantially from $30.9 million in 2002 to $324.5 million in 2005 due primarily to increased sales of our portable multimedia SoCs. Our operating results improved from an operating loss of $5.6 million in 2002 to operating income of $56.4 million in 2005. However, our revenue for the six months ended June 30, 2006 of $76.8 million represents a 54.5% decrease from our revenue of $168.9 million for the six months ended June 30, 2005, and we recognized an operating loss of $38.2 million for the six months ended June 30, 2006 compared to operating income of $54.0 million for the six months ended June 30, 2005. We do not expect revenue growth or market share gains for future periods that are comparable with those quarterly or annual gains from 2001 to 2005. Further, we will likely continue to incur operating losses in the near future and may incur operating losses in more distant future periods. Our historical expansion of our business and operations, which includes the acquisitions of Oasis and Protocom, has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and resources, and has significantly increased our operating expenses. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan, regain profitability or respond to competitive pressures. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

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

Significant Customers. A few customers account for a substantial portion of our sales. The following table sets forth our customers that represented 10% or more of our revenues for the periods indicated:

	Three Months Ending June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Creative Technology (1)	18.2%	*	15.9%	13.6%
ASUSTEK Computer, Inc	12.7%	*	12.5%	19.9%
Holystone Enterprise	*	*	10.6%	*
G.M.I. Technology	*	21.1%	*	16.8%
King Horn Enterprises, Limited	*	11.1%	*	*
Samsung Electronics Company Limited	*	10.9%	*	*

*	Less than 10%
(1)	Creative Technology held more than 5% of our outstanding stock until October 2005.

We expect that our largest customers will continue to account for a substantial portion of our sales for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenues have varied and will likely continue to vary from period to period.

Overseas Revenues. The percentage of our revenues from customers located outside the U.S. was 99.1% and 94.3% for the three months ended June 30, 2006 and 2005, respectively, and 99.4% and 97.6% for the six months ended June 30, 2006 and 2005, respectively. Most of the products that use our ICs are manufactured outside of the U.S. As a result, we believe that a substantial majority of our revenues will continue to come from customers located outside of the United States. All of our revenues to date have been denominated in United States dollars.

The percentages of our revenues by country are set forth in the following table:

	Three Months Ending June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Taiwan	43.1%	34.0%	47.2%	44.7%
China/Hong Kong	28.8	46.4	24.7	33.0
Singapore	18.5	4.6	16.7	13.7
United States	0.9	5.7	0.6	2.4
Other	8.7	9.3	10.8	6.2

Total sales	100.0%	100.0%	100.0%	100.0%

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

Seasonality. Because many of our ICs are designed for use in consumer electronic products, such as portable multimedia players, multi-function printers, video cameras, and DVD players, we expect our business to be subject to seasonality, with increased revenues in the third and fourth quarters of each year, when customers place orders to meet year-end holiday demand, and lower revenues in the first and second quarters of each year. However, our historic rapid revenue growth and recent revenue declines make it difficult for us to assess the impact of seasonal factors on our business. For example, strong sales of our portable multimedia SoCs resulted in increased revenues during the first quarter of 2005 compared to the fourth quarter of 2004, offsetting seasonal demand factors. In addition to the negative impacts of seasonal demand factors, our revenues for the first quarter of 2006 were negatively impacted by price volatility and shortages of other components, namely NAND Flash memory, used to build our customer’s devices, as well as high inventory levels of our products at specific customers at the end of the first quarter of 2006.

International Expansion. In the third quarter of 2004, we established an international subsidiary and opened an office in Hong Kong. During 2005, we opened branch offices in Taipei, Taiwan and Shenzhen, China, and established international subsidiaries and opened offices in Singapore, Seoul, South Korea, Tokyo, Japan, and Cambridge, England. During the second quarter of 2006, we converted our Shenzhen, China office to a subsidiary. As we pursue advantages of overseas product development and expand the support of our customers in Asia, we anticipate that we will continue to increase our employee headcount in our Asian offices as our Asian operations mature.

Recent Disposition and Acquisitions. On July 31, 2006, we sold certain assets, liabilities, intellectual property and engineering resources relating to our PC Audio product line to Integrated Device Technology, Inc. (“IDT”) for approximately $80 million, subject to certain post-closing adjustments, which consists of $72.0 million in cash, accounts receivable of the PC Audio product line which were retained by us, and accounts payable of the PC Audio product line being assumed by IDT. $7.2 million of the purchase price was deposited into an escrow account upon closing for purposes of settling indemnification claims for the one-year period following the closing.

Pursuant to the terms of the sale, approximately 60 employees and associated contractors were transitioned to IDT. In connection with the sale, we entered into several ancillary agreements with IDT, including a transition services agreement designed to ensure a smooth transition of the PC Audio product line to IDT, and an intellectual property license agreement pursuant to which IDT received rights to certain intellectual property being retained by us related to the PC Audio product line. As part of the sale, we agreed not to engage in the business associated with the PC Audio product line for a period of two years following the closing.

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

On September 6, 2005, we acquired Oasis, a privately held provider of ICs for the multi-function peripheral market, for $57.0 million in cash. We also agreed to make an additional payment of up to $25.0 million in cash pursuant to the terms of an earn-out provision based on the achievement by the Oasis business of certain calendar year 2006 revenues. The acquisition has been accounted for under the purchase method of accounting.

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

Statement of Operations Overview

The following describes certain line items in our condensed consolidated statements of operations:

Revenues. Revenues consist primarily of sales of our ICs, net of sales discounts or incentives. We recognize revenues on direct sales at the time of shipment to our customers or later if required by shipping terms. We defer revenues on sales through distributors which have rights of return or price protection until products are resold by such distributors to their customers. We also defer revenue from nonrecurring engineering fees (“NRE”) until the obligations under the NRE agreements have been met and the related products are shipping in production quantities. The main factors that impact our revenues are unit volumes shipped and average selling prices. Overall, we expect average selling prices for our products to decline over time as products mature. Our ability to increase revenues in the future is dependent on increased demand for our established products and our ability to develop or acquire new products and subsequently achieve customer acceptance of newly introduced products.

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

Other Income (Expense). Other income consists of interest income and foreign exchange losses. Interest income reflects interest earned on cash equivalents and short-term investment balances. Foreign exchange loss reflects realized losses on foreign currency transactions.

Income Tax Expense (Benefit). We accrue federal, state, and foreign income taxes at the applicable statutory rates adjusted for certain items including non-deductible expenses, tax credits, interest income from tax advantaged investments, as well as changes in our deferred tax asset valuation allowance. The provision for income taxes also includes amounts intended to satisfy unfavorable adjustments by tax authorities in any future examination of our income tax returns. Refer to Note 12 of the notes to the condensed consolidated financial statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ending June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	56.8	44.6	56.2	43.4

Gross Profit	43.2	55.4	43.8	56.6

Operating expenses:
Research and development	52.6	18.7	58.9	14.8
Selling, general and administrative	28.9	13.5	34.7	9.8

Total operating expenses	81.5	32.2	93.6	24.6

Operating income (loss)	(38.3)	23.2	(49.8)	32.0

Other income (expense):
Interest income, net	1.0	1.8	1.5	1.2
Foreign exchange loss	(0.1)	(0.1)	(0.1)	—

Total other income	0.8	1.7	1.4	1.2

Income (loss) before income taxes	(37.5)	24.9	(48.4)	33.2
Income tax expense (benefit)	(44.1)	9.2	(20.0)	11.6

Net income (loss)	6.7%	15.7%	(28.4)%	21.6%

Comparison of Three Months Ended June 30, 2006 to Three Months Ended June 30, 2005

Revenues. Revenues for the three months ended June 30, 2006 were $43.8 million compared to $69.6 million for the three months ended June 30, 2005, a decrease of 37.1%. This decrease was due to a 53.1% decrease in revenues from the sale of our portable multimedia SoCs, which was offset by a 84.1% increase in the sale of our audio codecs. Revenues from the sale of our portable multimedia SoCs and of our audio codecs were 69.0% and 19.6%, respectively, of total revenues for the three months ending June 30, 2006.

Portable Multimedia SoCs. The decrease in revenues from the sale of our portable multimedia SoCs was primarily due to a decline in market share, decreased average selling prices and our failure to deliver the STMP 36xx family of portable multimedia SoC and supporting software as early as we had targeted. We expect the trend of declining average selling prices for existing portable multimedia SoCs products to continue as these products mature further and as the market becomes more competitive, which may have a negative impact on our future revenues if we cannot sell newer products with enhanced features at relatively higher prices.

Audio Codecs and Other Products. The increase in revenues from the sale of our audio codecs was due to increased unit shipments to support new design wins at certain customers in the personal computing market. Revenues from Oasis and Protocom products totaled $4.8 million for the three months ended June 30, 2006. We expect revenue from the sales of audio codecs to decrease from the second quarter of 2006 as a result of the sale of our PC Audio product line.

Revenues from Significant Customers. Sales to Creative Technology, an affiliate until October 2005, increased to 18.2% of total revenues during the three months ended June 30, 2006 from less than 10% during the three months ended June 30, 2005 due to increased sales of our SoCs that are used in their portable digital audio players. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes. Sales to ASUSTEK Computer Inc. increased to 12.7% of total revenues during the three months ended June 30, 2006 from less than 10% during the three months ended June 30, 2005 due to increased sales of our SoCs and audio codecs that are used in products they manufacture. Sales to Samsung, a direct customer in Taiwan and South Korea, decreased to less than 10% of revenues for the three months ended June 30, 2006 compared to 10.9% for the three months ended June 30, 2005 due to decreased sales of our SoCs that are used in their portable digital audio players. Revenues from G.M.I. Technology, a distributor located in Hong Kong and Taiwan, decreased from 21.1% to less than 10% of total revenues during the three months ended June 30, 2005 and 2006, respectively, due to decreased sales of our SoCs that are used in portable digital audio players that their customers manufacture, as well as increased sales to direct customers.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 43.2% for the three months ended June 30, 2006 compared with 55.4% for the three months ended June 30, 2005. The decrease in gross margin was primarily due to an aggressive pricing program on our portable multimedia SoCs that target the value segment of the overall portable multimedia player market, and a higher percentage of our revenue coming from our lower margin audio codecs. The lower gross margins were also due to $0.8 million of amortization of developed technology from acquired companies during the three months ended June 30, 2006. We expect our gross margins for the third quarter of 2006 to be comparable to those achieved during the second quarter of 2006. We also expect the trend of declining average selling prices for existing portable multimedia SoCs products to continue, which may have a negative impact on our future gross margins if we cannot reduce our associated costs accordingly and sell newer products with enhanced features at relatively higher prices.

Research and Development. Research and development expenses increased to $23.1 million, or 52.6% of revenues, for the three months ended June 30, 2006 from $13.0 million, or 18.7% of revenues, for the three months ended June 30, 2005. This dollar increase of $10.1 million was primarily due to increases in our engineering headcount, which increased salary and salary related expense, costs associated with the acquisitions of Rio, Protocom, Oasis and Apogee during the second half of 2005, and increases in the costs of design tools and mask sets, as well as $1.7 million in stock compensation expense resulting from our adoption of SFAS 123R in the first quarter of fiscal year 2006. The headcount increases were primarily to support hardware and software development on our latest portable multimedia SoCs, the STMP 36XX, STMP 37XX and the SGTV58XX family of products, audio codecs targeted for applications in the PC market, including the Intel High Definition Audio standard, a new digital FM tuner product, and various USB peripheral ICs, as well as development efforts on new Class D amplifier products for consumer applications. The increase in research and development spending has resulted in substantial progress on our completion of the design of our products and the creation of several patentable inventions, enabling us to identify additional U.S. patent applications we will file covering inventions made during the STMP 36XX, STMP 37XX and digital FM tuner design processes. We expect that research and development expenses will remain relatively consistent in future periods as the research and development costs will decrease due to the sale of our PC Audio product line on July 31, 2006. The reduction of costs could be offset by an increase in expense as we continue to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in revenue.

Selling, General and Administrative. Selling, general and administrative expenses increased to $12.6 million, or 28.9% of revenues, for the three months ended June 30, 2006, from $9.4 million or 13.5% of revenues, for the three months ended June 30, 2005. This dollar increase of $3.2 million was primarily due to increases in headcount of sales, marketing, and administrative personnel including a substantial increase in personnel located in the Asia-Pacific region, and approximately $0.9 million of stock compensation expense resulting from our adoption of SFAS 123R in the first fiscal quarter of 2006. The increase was also due to increased lease expenses related to additional leased office space both domestically and internationally, as well as increases in legal expenses related to setting up and maintaining our international subsidiaries. We expect selling, general and administrative expenses will remain relatively consistent in future periods due to the reduction in expense associated with the PC Audio disposal, which could be offset by increases to our staffing and customer support and associated costs.

Other Income (Expense). Interest income decreased to $422,000 for the three months ended June 30, 2006 from $1.2 million for the three months ended June 30, 2005. This was due to a decrease in our cash balances and investments in short-term marketable securities from $118.9 million at December 31, 2005 to $40.5 million at June 30, 2006.

Income Tax Expense (Benefit). Our income tax benefit of $19.3 million for the three months ended June 30, 2006 represents a decrease in income tax expense from the $6.4 million of income tax expense for the three months ended June 30, 2005. This decrease was primarily due to decreased income before taxes, as well as a change in the estimate of our effective tax rate. At June 30, 2006, our effective tax rate estimate for the year ended December 31, 2006 was 32%. This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, and non-deductible charges related to stock-based compensation, and one time benefits related to unwinding the Company’s intellectual property (“IP”) or IP migration strategy. At June 30, 2005, our effective tax rate estimate for the year ended December 31, 2005 was 35.0%.

During the three months ended June 30, 2006, the Company changed its international tax strategy. As a result, the Company made a voluntary tax election that changed the tax status of the Company’s Cayman subsidiary by causing a deemed liquidation of the subsidiary for US federal income tax purposes. This resulted in a one-time benefit of $9.3 million that was recognized in the three months ending June 30, 2006.

Comparison of Six Months Ended June 30, 2006 to Six Months Ended June 30, 2005

Revenues. Revenues for the six months ended June 30, 2006 were $76.8 million compared to $168.9 million for the six months ended June 30, 2005, a decrease of 55%. This decrease was due to a 67.8% decrease in revenues from the sale of our portable multimedia SoCs for the six months ended June 30, 2006, this was partially offset by a 79.1% increase in the sale of our audio codecs for the six months ended June 30, 2006. Revenues from the sale of our portable multimedia SoCs and of our audio codecs were 66.7% and 19.9%, respectively, of total revenues for the six months ended June 30, 2006 and 94.3% and 5.0% for the six months ended June 30, 2005, respectively.

Portable Multimedia SoCs. The decrease in revenues from the sale of our portable multimedia SoCs was primarily due to increased levels of our customers’ inventory of our products during the first quarter, as well as the rapid decline of NAND flash memory prices during the first quarter that caused our customers to delay their purchases of that component and purchases of our products as a result. The revenue decline was also due to a decline in market share, decreased average selling prices and our failure to deliver the STMP 36xx family of portable multimedia SoC and supporting software as early as we had targeted. We expect the trend of declining average selling prices for existing portable multimedia SoCs products to continue as these products mature further and as the market becomes more competitive, which may have a negative impact on our future revenues if we cannot sell newer products with enhanced features at relatively higher prices.

Audio Codecs and Other Products. The increase in revenues from the sale of our audio codecs was due to increased unit shipments to support new design wins at certain customers in the personal computing market. Revenues from Oasis and Protocom products totaled $9.6 million for the six months ended June 30, 2006. We expect revenue from the sales of audio codecs to decrease from the second quarter of 2006 as a result of the sale of our PC Audio product line.

Revenues from Significant Customers. Sales to Creative Technology, an affiliate until October 2005, increased to 15.9% of total revenues during the six months ended June 30, 2006 from 13.6% during the six months ended June 30, 2005 due to increased sales of our SoCs that are used in their portable digital audio players. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes. Sales to ASUSTEK Computer Inc. decreased to 12.5% of total revenues during the six months ended June 30, 2006 from 19.9% during the six months ended June 30, 2005 primarily due to a decrease in demand for their products compared to 2005 when one of their large customers launched its new portable audio player. Revenues from G.M.I. Technology, a distributor located in Hong Kong and Taiwan, decreased from 16.8% to less than 10% of total revenues during the six months ended June 30, 2005 and 2006, respectively, due to decreased sales of our SoCs that are used in portable digital audio players their customers manufacture, as well as increased sales to direct customers. Revenues from Holystone, also a distributor, increased to 10.6% during the six months ended June 30, 2006 from less than 10% during the six months ended June 30, 2005, due to increased sales of our PC Audio codecs that are used in PCs that their customers manufacture.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 43.8% for the six months ended June 30, 2006 compared with 56.6% for the six months ended June 30, 2005. The decrease in gross margin was primarily due to an aggressive pricing program on our portable multimedia SoCs that target the value segment of the overall portable multimedia player market, and a higher percentage of our revenue coming from our lower margin audio codecs. The lower gross margins were also due to $1.6 million of amortization of developed technology from acquired companies during the six months ended June 30, 2006. We expect our gross margins for the third quarter of 2006 to be comparable to those achieved during the first two quarters of 2006. We also expect the trend of declining average selling prices for existing portable multimedia SoCs products to continue, which may have a negative impact on our future margins if we cannot reduce our associated costs accordingly and sell newer products with enhanced features at relatively higher prices.

Research and Development. Research and development expenses increased to $45.3 million, or 58.9% of revenues, for the six months ended June 30, 2006 from $25.0 million, or 14.8% of revenues, for the six months ended June 30, 2005. This dollar increase of $20.3 million was primarily due to increases in our engineering headcount, which increased salary and salary related expense, costs associated with the acquisitions of Rio, Protocom, Oasis and Apogee during the second half of 2005, and increases in the costs of design tools and mask sets, as well as an increase of $3.4 million in stock compensation expense resulting from our adoption of SFAS 123R in the first quarter of fiscal year 2006. The headcount increases were primarily to support hardware and software development on our latest portable multimedia SoCs, the STMP 36XX, STMP 37XX and the SGTV58XX family of products, audio codecs targeted for applications in the PC market, including the Intel High Definition Audio standard, a new digital FM tuner product, and various USB peripheral ICs, as well as development efforts on new Class D amplifier products for consumer applications. The increase in research and development spending has resulted in substantial progress on our completion of the design of our products and the creation of several patentable inventions, enabling us to identify additional U.S. patent applications we will file covering inventions made during the STMP 36XX, STMP 37XX and digital FM tuner design processes. We expect that research and development expenses will remain relatively consistent in future periods as the research and development costs will decrease due to the sale of our PC Audio product line on July 31, 2006. The reduction of costs could be offset by an increase in expense as we continue to pursue additional new product development opportunities, but such expenses will fluctuate as a percentage of revenue due to changes in revenue.

Selling, General and Administrative. Selling, general and administrative expenses increased to $26.6 million, or 34.7% of revenues, for the six months ended June 30, 2006, from $16.6 million or 9.8% of revenues, for the six months ended June 30, 2005. This dollar increase of $10.0 million was primarily due to increases in headcount of sales, marketing, and administrative personnel including a substantial increase in personnel located in the Asia-Pacific region, and an increase of approximately $1.7 million of stock compensation expense resulting from our adoption of SFAS 123R in the first fiscal quarter of 2006. The increase was also due to increased lease expenses related to additional leased office space both domestically and internationally, as well as increases in legal expenses related to setting up and maintaining our international subsidiaries. We expect selling, general and administrative expenses will remain relatively consistent in future periods due to the reduction in expense associated with the PC Audio disposal, which could be offset by increases to our staffing and customer support and associated costs.

Other Income (Expense). Interest income decreased to $1.2 million for the six months ended June 30, 2006 from $2.1 million for the six months ended June 30, 2005. This was due to a decrease in our cash balances and investments in short-term marketable securities, as a result of the $43.9 million of cash used in financing our ongoing operations, and the $30.0 million repurchase of shares of our common stock in February 2006.

Income Tax Expense. Our income tax benefit of $15.3 million for the six months ended June 30, 2006 represents a decrease in income tax expense from our income tax expense of $19.6 million for the six months ended June 30, 2005. This decrease was primarily due to decreased income before taxes, as well as a change in the estimate of our effective tax rate. At June 30, 2006, our effective tax rate estimate for the year ended December 31, 2006 was 32%. This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, and non-deductible charges related to stock-based compensation, and one time benefits related to unwinding the Company’s IP migration strategy. At June 30, 2005, our effective tax rate estimate for the year ended December 31, 2005 was 35.0%.

During the six months ended June 30, 2006, the Company changed its IP Migration strategy. As a result, the Company made a voluntary tax election that changed the tax status of the Company’s Cayman subsidiary by causing a deemed liquidation of the subsidiary for US federal income tax purposes. This resulted in a one-time benefit of $9.3 million that was recognized in the six months ending June 30, 2006.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments. The following table presents working capital, cash and cash equivalents and short-term investments (in thousands):

	June 30, 2006	June 30, 2005	Increase (Decrease)
Working capital	$75,745	$216,315	$(140,570)
Cash and cash equivalents(1)	19,483	73,894	(54,411)
Short-term investments(1)	21,017	104,726	(83,709)

(1)	Included in working capital.

Our working capital as of June 30, 2006 represents a decrease from our working capital as of June 30, 2005 primarily due to $92.8 million in cash used in acquisitions of businesses, net of cash acquired in 2005 and $30.0 million in cash used in repurchasing our common stock in February 2006, as well as the $21.8 million net loss incurred during the six months ended June 30, 2006. This decrease was further negatively impacted by a decrease in cash provided by operating activities and a decrease in cash proceeds for issuances of common stock in connection with the exercise of employee stock options and pursuant to our employee stock purchase plan.

We have historically financed our operations primarily through cash from our financing activities and our operating activities. Our principal source of liquidity as of June 30, 2006 consisted of $40.5 million in cash, cash equivalents and short-term investments. Our short-term investments consist primarily of corporate, state and municipal securities. On July 31, 2006, in connection with the sale of our PC Audio product line, we received approximately $80 million, subject to certain post-closing adjustments, which consists of $72.0 million in cash, accounts receivable of the PC Audio product line which are being retained by SigmaTel, and accounts payable of the PC Audio product line being assumed by IDT. $7.2 million was deposited into an escrow account at closing for purposes of settling indemnification claims for the one-year period following the closing. Refer to Note 10 of the Condensed Consolidated Financial Statements for additional information on this disposition.

Operating Activities. Net cash used in operating activities was $43.9 million during the six months ended June 30, 2006, compared to net cash provided of $41.4 million for the six months ended June 30, 2005. Operating cash flows during the six months ended June 30, 2006 reflect our net loss of $21.8 million, adjustments primarily for depreciation, amortization, and stock-based compensation expense of $12.4 million, deferred income taxes of $15.2 million, and a net decrease from the changes in assets and liabilities of $19.1 million. Our accounts receivable decreased $22.5 million during the six months ended June 30, 2006 due to decreases in revenues and the timing of customer payments, compared to an increase of $6.1 million, during the six months ended June 30, 2005 due to increases in revenue. Our accounts payable decreased $21.0 million during the six months ended June 30, 2006, primarily due to payments related to inventory purchases, compared to a decrease of $1.2 million, during the six months ended June 30, 2005, related to the increased purchases of inventory to support the higher revenue levels in the 2005 period. Our inventories increased $18.4 million and $7.5 million, during the six months ended June 30, 2006 and 2005, respectively, due to decreases in demand for our products during the beginning of 2006 that led to lower than expected revenues. In 2005, the increase in inventory was driven by the higher levels of demand for our products at that time, primarily from Creative and ASUSTEK Computer, Inc. Our reserve for slow-moving and obsolete inventory as a percentage of total inventory was 5.5% and 8.3% as of June 30, 2006 and June 30, 2005, respectively. We monitor and analyze our inventory for obsolescence and adjust this reserve accordingly. The reserve increased by $106,000 and $243,000 during the six months ended June 30, 2006 and June 30, 2005, respectively.

The decrease in deferred revenue and other liabilities of $4.3 million during the six months ended June 30, 2006 is net of a $4.2 million decrease in deferred revenue and $181,000 increase in deferred rent. The decrease in deferred revenue is primarily due to improved management of distributor inventory levels. Our deferred revenue and other liabilities increased by $1.2 million during the six months ended June 30, 2005 due to changes in the amount of our products held at distributors to enable them to meet customer demand of our products at that time. Income taxes payable decreased by $3.4 million for the six months ended June 30, 2006 and increased by $2.7 million for the six months ended June 30, 2005. Research and development resources are required to develop and expand our core technologies and proprietary product offerings. Our research and development expenses were $45.3 million and $25.0 million during the six months ended June 30, 2006 and 2005, respectively. These expenditures resulted in the enhancement of our product offerings, technological know how and inventions that have yielded several U.S. patents and pending U.S. patents. We expect to continue to incur significant research and development expenses and will fund these expenses with operating cash flow and existing cash balances. Included in research and development for the six months ended June 30, 2006 was $3.4 million for the SFAS 123R stock based compensation charge.

Investing Activities. Our investing activities provided cash of $26.1 million and $2.3 million during the six months ended June 30, 2006 and 2005, respectively. Investing activities during the six months ended June 30, 2006 primarily represented proceeds from maturities of short-term investments.

The fair value of our investments in marketable securities at June 30, 2006 was $21.0 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds.

Capital expenditures were $6.1 million and $7.3 million during the six months ended June 30, 2006 and 2005, respectively. These expenditures during the six months ended June 30, 2006 were incurred primarily for the purchase of engineering tools, computer equipment, and software.

Financing Activities. Our financing activities used $28.5 million and provided $3.0 million of cash during the six months ended June 30, 2006 and 2005, respectively. On January 24, 2006, our Board of Directors authorized a share repurchase plan for up to $30.0 million of our common stock. During the six months ended June 30, 2006, we purchased approximately 2.6 million shares for $30.0 million. We received $0.6 million and $2.1 million in proceeds from the exercise of employee stock options during the six months ended June 30, 2006 and 2005, respectively. We also received $0.7 million and $0.9 million from the purchase of stock under our Employee Stock Purchase Plan during the six months ended June 30, 2006 and 2005, respectively.

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

There can be no assurances that we can reduce our net losses and negative cash flow in the foreseeable future, excluding the third quarter of 2006 when we expect to record a substantial gain on the sale of our PC Audio product line to IDT. Also, there can be no assurances that we can raise capital as needed to fund our operations on an ongoing basis. However, based on current business conditions and our current operating and financial plans, but subject to the discussion in Item 1A “Risk Factors” below, we believe our existing cash balances and short-term investments, together with cash generated from operating activities, and the sale of our PC Audio product line, will be sufficient to meet our anticipated cash needs for at least the next 12 months. The amount of cash used in the six months ending June 30, 2006 included $21.0 million in reductions in accounts payable and an $18.4 million increase in the level of our inventory. We do not expect accounts payable or inventory fluctuations to be as significant in the near future. Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and the realization of contingent payouts resulting from our acquisitions. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. If we are unable to obtain additional financing if needed, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial conditions, and operating results. We may enter into strategic arrangements in the future which also could require us to seek additional equity or debt financing.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible accounts receivable, inventories, investments, intangible assets, income taxes, financing operations, warranty obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because this can vary in each situation, actual results may differ from the estimates under different assumptions and conditions.

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

Inventory Valuation. We value our inventory at the lower of the actual costs of our inventory or its current estimated market value. We establish inventory reserves at least quarterly for estimated obsolescence or unmarketable inventories in an amount equal to the difference between the cost of the inventory and its estimated realizable value based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected, additional inventory reserves may be required that could adversely affect our operating results.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results of prior periods have not been revised.

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

As a result of adopting SFAS 123R on January 1, 2006, our loss before income taxes for the six months ended June 30, 2006 was $5.1 million higher than if it had continued to account for share-based compensation under APB Opinion No. 25. Applying the provisions of SFAS 109, Accounting for Income Taxes, on an annual basis, the adoption of SFAS 123R had a negative $0.8 million impact on the net loss for the six months ended June 30, 2006. Also, basic and diluted loss per share for the same period were $0.12 higher due to our adopting SFAS 123R.

Prior to adopting SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement reduced net operating cash flows and increased net financing cash flows for the six months ending June 30, 2006 by approximately $0.3 million.

The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different. We periodically evaluate the assumptions used in the Black-Scholes model, and calculate expected volatility based on a combination of our historical and implied volatility. The Company calculates the expected term using the “simplified” method prescribed in Staff Accounting Bulletin No. 107, Share-Based Payment.

We continue to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends and do not currently intend to pay cash dividends, thus we assume a 0% dividend yield.

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

During the six months ended June 30, 2006, no RSUs vested. We had $16.3 million of total unrecognized compensation costs related to stock options and RSUs at June 30, 2006 that are expected to be recognized over a weighted-average period of 3.0 years.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are still evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing the income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on the market value of our investments. As of June 30, 2006, all of our investments were in money market accounts or investment grade securities.

Foreign Currency Risks

We are exposed to foreign currency fluctuations. Sales and inventory purchases made by us and our subsidiaries are denominated in U.S. dollars. A small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risks related to these transactions are deemed to be immaterial to us as a whole.

Item 4: Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2006 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosures. During our last fiscal quarter, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Many participants in the semiconductor industry have a significant number of patents and have frequently demonstrated a willingness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. In the past, some of these claims have led to litigation. We cannot assure you that actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets, or invalidity of our patents will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not materially and adversely affect our business, financial condition and results of operations. As of June 30, 2006, we were party to the following legal proceedings:

Actions Semiconductor.

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

On March 14, 2005, the Company filed a complaint requesting that the ITC initiate an investigation of Actions Semiconductor, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the United States (“U.S.”) after importation of certain audio processing ICs and other products containing these audio processing ICs. In the Company’s complaint, as amended, the Company asked the ITC to investigate whether certain Actions Semiconductor products infringe one or more of the claims of U.S. Patent Nos. 6,137,279 and 6,366,522. On April 18, 2005, the ITC instituted an investigation into Actions Semiconductor’s actions based on the Company’s allegations. The Company is seeking a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate. During the course of the ITC investigation, the Company dropped its infringement assertion of the ‘279 patent and asserted an additional patent - Patent No. 6,633,187. The ITC conducted a hearing on the merits in late November 2005. In March 2006, the ITC administrative law judge, (“ALJ”), determined that Actions Semiconductor infringed the two patents asserted by the Company and recommended that an exclusion order be issued which prevents the importation of infringing Actions’ chips and certain MP3 players which contain these chips. The ALJ’s initial decision was reviewed by the full ITC, which, in June 2006, issued a decision that altered the ALJ’s construction of one of the patents at issue and asked the ALJ to make some further determinations. On August 4, 2006, the ALJ concluded that in light of the ITC’s revised claim construction, certain Actions Semiconductor chips, when operating under the control of a particular firmware version, do not infringe the Company’s ‘522 patent. The ITC expects to issue a final decision regarding an exclusion order in September 2006.

Telechips Inc.

On April 4, 2006, the Company filed a lawsuit against Telechips Inc., based in Seoul, South Korea (“Telechips”), in the United States District Court for the Eastern District of Texas, Marshall Division. The Company asserts that certain Telechips ICs that are incorporated as components in MP3 players being shipped into the United States infringe multiple SigmaTel patents. In July, 2006, the Company dismissed this lawsuit, without prejudice.

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of June 30, 2006 and for the three and six month periods then ended contained elsewhere in this Form 10-Q.

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

We incurred a net loss for the six months ended June 30, 2006, have incurred net losses in prior periods, and we will likely incur losses in the future, and if we cannot return to sustained profitability, our liquidity and ability to operate our business effectively could be adversely affected.

We incurred a net loss of approximately $21.8 million for the six months ended June 30, 2006 and have incurred net losses in the past and we will likely continue to incur net losses in the future. Our operating expenses could continue to increase as we pursue our strategic objectives. Our results of operations for the three and six months ended June 30, 2006 include a non-cash charge of approximately $2.6 million and $5.1 million, respectively, related to stock-based compensation, and our results of operations for the year ended December 31, 2005 include a non-cash charge of approximately $1.3 million related to stock-based compensation. We will continue to incur stock-based compensation in the future as a result of past and potentially future stock options or restricted stock unit grants. Further, due to our recent adoption of Financial Accounting Standard Board Statement No. 123R, we are now required to apply certain expense recognition provisions to share-based payments to employees using the fair value method, which expense recognition will further negatively impact our profitability and could cause us to have difficulty becoming profitable again in future quarterly or annual periods. Our ability to become profitable again and to maintain profitability depends on the rate of growth of our target markets, the continued market acceptance of our customers’ products, the competitive position of our products, and our ability to develop new products. Even though we have achieved profitability in the past, we may not be able to become profitable again or sustain or increase profitability on a quarterly or an annual basis. If we continue to experience negative cash flow from operations over a prolonged period of time or if we suffer unexpected cash outflows, our liquidity and ability to operate our business effectively could be adversely affected.

Our limited history of sales of our newer products makes it difficult to evaluate our prospects.

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

We do not expect to return our historic growth rate in the future.

Due primarily to increased sales of our portable multimedia SoCs, in the past we experienced significant revenue growth and gained significant market share in a relatively short period of time. Specifically, our annual revenues increased from approximately $30.9 million in 2002, to $100.2 million in 2003, to $194.8 million in 2004, and to $324.5 million in 2005. However, revenues decreased from $168.9 million for the six months ended June 30, 2005 to $76.8 million for the six months ended June 30, 2006 and we do not expect similar revenue growth or market share gains in future periods. We have faced a number of challenges that have affected our operating results during the past year and a half, including extreme competition in the portable multimedia SoCs market, continuing erosion of average selling prices of our portable multimedia SoCs, delays in delivering new product features to existing and new customers, and price volatility and shortages of other components used to build our customer’s devices. Although we are taking steps to address these challenges and to improve our results of operations, we cannot provide assurance that we will return to profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

Stock-based compensation plans.

We currently have three active stock-based compensation plans, namely the SigmaTel 1995 Stock Option/Stock Issuance Plan, the SigmaTel 2003 Equity Incentive Plan, and the SigmaTel Employee Stock Purchase Plan. We have historically accounted for employee stock awards under our stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation No. 44, Emerging Issues Task Force (“EITF”) Issue No. 00-23, and related interpretations and Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. We currently account for equity awards issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and related interpretations. For employee stock awards, we have historically adhered to the disclosure-only provisions of these applicable accounting principles. In December 2004, the FASB issued a revision to SFAS No. 123 (“SFAS No. 123R”) that eliminates the alternative to use the disclosure-only provisions of SFAS No. 123, thereby requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. As a result of our adoption of SFAS No. 123R, we recognized approximately $2.6 million in stock-based compensation expense during the three months ended June 30, 2006.

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

For the six months ended June 30, 2006 and 2005, sales to our top five customers accounted for approximately 54.9% and 67.1%, respectively, of our revenues. Our operating results in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our ICs. Our revenues would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers who place large orders, would harm our financial performance. Because our sales are made by means of customer purchase orders rather than long term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

We rely on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these sales channels, our revenues would likely decline.

Sales to a small number of distributors generate a significant amount of our revenues. Our sales through distributors accounted for 38.2% and 47.4% of our revenues for the six months ended June 30, 2006 and 2005, respectively. Our sales to Holystone, a distributor in Taiwan and China, accounted for 10.6% and less than 10% of our revenues in the six months ended June 30, 2006 and 2005, respectively. Our sales to G.M.I. Technology, a distributor, accounted for less than 10% and 16.8% of our revenues for the six months ended June 30, 2006 and 2005, respectively. Despite the decreases as a percentage of total revenues, the dollar amount of our products sold through distributors is significant. If Holystone, G.M.I. Technology, or our other distributors were to materially reduce their purchases from us, our business, financial condition and results of operations would suffer.

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

We derive a substantial portion of our revenues from a limited number of products that are used in consumer electronic devices. The consumer electronics market is characterized by intense competition, rapidly evolving technology, and ever-changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles and significant price competition. The dynamic nature of this market limits our, as well as our customers’, ability to accurately forecast quarterly and annual sales. If we, or our customers, are unable to manage product transitions, our business and results of operations could be negatively affected. For example, if our customers were to transition from one type of flash memory to another type of flash memory and our product is not compatible with the new type of flash memory, sales of our ICs would be adversely affected if we were unable to update our product in a timely manner. Further, our customers may choose to replace our products with products of our competitors if we fail to implement our new products within given time constraints. In addition, we are subject to the risk of price volatility and supply problems with other components of the end products of our customers. For example, if our customers could not obtain sufficient supplies of flash memory or hard disk drives, key components in many portable multimedia players, the sales of our products that are also included in such devices would be adversely affected. Certain of our customers have indicated in recent periods that they have had difficulty in obtaining flash memory which is a key component of their portable multimedia players which also incorporate our portable multimedia SoCs. Certain of our customers have also recently indicated that they have postponed purchasing additional portable multimedia SoCs and other components for portable multimedia players due to volatility in the price of NAND flash. We believe that any such flash memory supply constraints and price volatility could cause our customers to purchase fewer portable multimedia SoCs than they might otherwise purchase, thus negatively affecting our business and revenue. Furthermore, continuing technological advancement in consumer electronic devices, which is a significant driver of customer demand, is largely beyond our control.

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

We derive a substantial portion of our revenues from our portable multimedia SoCs, the selling prices of which tend to decline over time, and if we are unable to develop successful new products in a timely manner, our operating results and competitive position could be harmed.

Our recent revenue growth has been primarily from sales of our portable multimedia SoCs, which accounted for 90.6% of our revenues in the year ended December 31, 2005 and 66.7% of our revenues in the six months ended June 30, 2006. Our future success depends on our ability to develop successful new products in a timely and cost-effective manner. We are required to continually evaluate expenditures for planned product developments and choose among alternatives based upon our expectations of future market trends. We cannot assure you that we will be able to develop and introduce new or enhanced products in a timely and cost-effective manner or that our products will generate significant revenues. The development of our ICs is highly complex, and successful product development and market acceptance of our products depend on a number of factors, including:

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

The recent changes in our organization, including recent acquisitions and dispositions, have placed a significant strain on our management, personnel, systems and resources, and the continued success of our business depends on our ability to successfully manage these changes or any organization changes.

Our organization has changed rapidly, and further organizational changes may be required, particularly in Asia, to address our strategic objectives and potential growth in our customer base. We have changed our organization through acquisitions and dispositions, opening international locations and through increasing headcount, both domestically and internationally. These changes have placed, and any future organizational changes will continue to place a significant strain on our management, personnel, systems and resources. If we are unable to manage our organizational changes effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan or respond to competitive pressures. To successfully manage our organization, we believe we must effectively:

•	hire, train, integrate and manage additional qualified engineers for research and development activities, sales and marketing personnel, and financial and information technology personnel;

•	continue to enhance our customer resource management and manufacturing management systems;

•	expand and upgrade our core technologies;

•	manage multiple relationships with our distributors, suppliers, and other third parties; and

•	manage the recent transition of our PC Audio product line to IDT.

We may experience significant period-to-period quarterly and annual fluctuations in our revenues and operating results, which may result in volatility in our stock price.

We have in the past and may in the future experience significant period-to-period fluctuations in our revenues and operating results due to a number of factors, including:

•	the timing and volume of purchase orders and cancellations from our customers;

•	the rate of acceptance of our products by our customers;

•	discontinuation of the use of our products by customers or distributors;

•	the rate of growth of the market for analog-intensive, mixed-signal ICs;

•	fluctuation and seasonality in demand for our products;

•	technological innovations or new products by our competitors, customers or us;

•	the dispositions of product lines;

•	increases in prices charged by our foundries and other third-party subcontractors;

•	decreases in the overall average selling prices of our products;

•	the availability of third-party foundry capacity;

•	the availability of components used in our customers’ products, such as flash memory or hard disk drives, which are key components in many portable multimedia players;

•	fluctuations in manufacturing yields;

•	the difficulty of forecasting and managing our inventory and production levels;

•	the rate at which new markets emerge for products we are currently developing or our ability to develop new products;

•	our involvement in litigation;

•	cost associated with acquisitions and dilution from the issuance of our stock in connection with acquisitions;

•	natural disasters, particularly earthquakes, or disease outbreaks, such as the recent outbreaks of bird flu and SARS, affecting countries in which we conduct our business or in which our products are manufactured, assembled, or tested;

•	changes in our product mix; and

•	the evolution of industry standards.

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

We face competition from a relatively large number of competitors in each of our targeted markets. In the consumer audio markets, we compete primarily with Micronas, Cirrus Logic, and Wolfson. In the portable multimedia player market, our principal competitors include Actions Semiconductor, ALi, Austria Microsystems, Freescale Semiconductor, Philips Semiconductor, PortalPlayer, Samsung, Sunplus, Telechips, and Texas Instruments. Within the digital video camera market we compete primarily with Texas Instruments and Ambarella. Within the USB peripherals market, we compete primarily with MosChip Semiconductor and Prolific Technology, and other companies providing various multi-chip solutions. Within the MFP market, we compete primarily with Zoran Corporation and in-house captive suppliers. We expect to face increased competition in the future from our current and emerging competitors. In addition, some of our customers have developed and other customers could develop their own internal ICs that could replace their need for our products or otherwise reduce demand for our products.

The consumer electronics market, which is a principal end market for our ICs, has historically been subject to intense price competition. In many cases, low cost, high volume producers have entered markets and driven down profit margins. If a low cost, high volume producer should develop products that are competitive with our products, our sales and profit margins would suffer.

Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, broader product offerings, technical and other resources than us. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of their products than we can. Our current and potential competitors may develop and introduce new products that will be priced lower, provide superior performance or achieve greater market acceptance than our products. In addition, in the event of a manufacturing capacity shortage, these competitors may be able to obtain capacity when we are unable to do so. Furthermore, our current or potential competitors have established, or may establish, financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share, which would harm our business.

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

To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other IC designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in 0.35 micron, 0.18 micron, 0.16 micron and 0.13 micron geometry processes. In the future, we are planning to migrate some of our products to 90-nanometer process technologies. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies and new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If any of our foundry subcontractors or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and adversely impact our operations. As smaller geometry processes become more prevalent, we expect to continue to integrate more functionality, as well as third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, if at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our operating results, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

We have substantial international activities, which expose us to additional business risks including increased logistical complexity and political instability.

In the third quarter of 2004, we established an international subsidiary and opened an office in Hong Kong. In 2005, we opened branch offices in Taiwan, China and established international subsidiaries in Singapore, Japan and South Korea. In connection with our acquisition of certain assets from D&M Holdings, Inc. in July 2005, we also established an international subsidiary and opened an office in Cambridge, England. The percentage of our revenues, from customers located outside of the U.S., was 99.4% for the six months ended June 30, 2006 and 97.6% for the six months ended June 30, 2005. We plan to expand our international sales and operations activities, but may not be able to maintain or increase international market demand for our products. Our international sales and operations are subject to a number of risks, including:

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

We may be required to record a significant charge to earnings if our goodwill or amortizable intangible assets become impaired.

Under generally accepted accounting principles, we are required to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We are required to test goodwill for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, deterioration of our performance, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our goodwill or amortizable intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of June 30, 2006, our goodwill and amortizable intangible assets totaled approximately $98.8 million.

The industry standards supported by our products are continually evolving, and our success depends on our ability to adapt our products to meet these changing industry standards.

Our ability to compete in the future will depend on our ability to ensure that our products are compliant with evolving industry standards, such as the introduction of new compression algorithms for portable multimedia players. The emergence of new industry standards could render our products incompatible with products developed by other suppliers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins. We may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance and such efforts may require substantial time and expense.

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

Although our management has determined, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of December 31, 2005, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to evaluate our internal control over financial reporting as ineffective. If our internal control over financial reporting is considered ineffective, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On April 26, 2006, we held our Annual Meeting of Stockholders. The matters voted upon at the meeting and the results of those votes were as follows:

Election of Class III Directors.

	Total Vote for Each Director	Total Vote Withheld From Each Director
John A. Hime	29,355,303	986,582
Kenneth P. Lawler	30,079,641	262,244

In addition to the above Class III directors, the following directors terms of office as director extended beyond the date of the meeting: Class I directors (Ronald P. Edgerton and William P. Osborne), and Class II directors (Alexander M. Davern and Robert T. Derby), who will serve until the annual meetings of stockholders to be held in 2007 and 2008, respectively. Kenneth P. Lawler resigned from SigmaTel’s board of directors effective July 25, 2006.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index.

SIGMATEL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATEL, INC.

Dated: August 9, 2006	By:	/s/ Ross A. Goolsby
Ross A. Goolsby
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number
3.1(1)	Second Restated Certificate of Incorporation of SigmaTel, Inc.

3.2(2)	Amended and Restated Bylaws of SigmaTel, Inc.

4.1(2)	Specimen certificate for shares of common stock.

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to Exhibit 3.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.