Form 10-Q
period 2006-09-30
SIGMATEL INC
filed 2006-11-06
CIK 1043639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the issuer’s Common Stock, $0.0001 par value, was 35,487,444 as of October 31, 2006.

SIGMATEL, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SIGMATEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$35,649	$65,712
Restricted cash	7,229	—
Short-term investments	60,048	53,172
Accounts receivable, net	28,287	48,633
Inventories, net	29,953	21,036
Income tax receivable	1,175	5,446
Deferred tax asset, net	—	1,401
Prepaid expenses and other assets	7,071	6,963
Assets held for sale	—	2,903

Total current assets	169,412	205,266
Property, equipment and software, net	14,049	13,164
Intangible assets, net	34,099	37,478
Goodwill	59,543	63,203
Deferred tax asset, net	5,468	—
Assets held for sale	—	22,236
Other assets	1,708	2,095

Total assets	$284,279	$343,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,948	$48,093
Accrued compensation	6,557	7,020
Income tax payable	3,456	903
Other accrued expenses	6,534	5,539
Deferred revenue	6,241	10,093
Current portion of long-term obligations	236	528
Liabilities to be assumed in sale	—	2,053

Total current liabilities	47,972	74,229
Non-current income taxes payable	6,554	7,906
Other liabilities	849	2,113

Total liabilities	55,375	84,248

Stockholders’ equity:
Common stock, $0.0001 par value; 170,000 shares authorized; shares issued and outstanding: 35,564 and 35,474 at September 30, 2006 and 37,507 and 37,417 at December 31, 2005, respectively	4	4
Additional paid-in capital	194,391	218,492
Notes receivable from stockholders	(5)	(5)
Deferred stock-based compensation	—	(3,874)
Treasury stock, 90 common shares at cost	(741)	(741)
Accumulated surplus	35,048	45,337
Accumulated other comprehensive income (loss)	207	(19)

Total stockholders’ equity	228,904	259,194

Total liabilities and stockholders’ equity	$284,279	$343,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGMATEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues, net	$45,008	$73,540	$121,841	$242,450
Cost of goods sold	27,801	36,182	70,983	109,475

Gross profit	17,207	37,358	50,858	132,975

Operating expenses:
Research and development	23,416	28,691	68,670	53,717
Selling, general and administrative	11,294	10,772	37,925	27,364
Gain on asset disposition	(45,673)	–	(45,673)	–

Total operating expenses (income)	(10,963)	39,463	60,922	81,081

Operating income (loss)	28,170	(2,105)	(10,064)	51,894

Interest income, net	914	1,156	2,118	3,223
Foreign exchange gain (loss)	(67)	13	(171)	(30)

Total other income	847	1,169	1,947	3,193

Income (loss) before income taxes	29,017	(936)	(8,117)	55,087

Income tax expense	17,507	4,257	2,172	23,854

Net income (loss)	$11,510	$(5,193)	$(10,289)	$31,233

BASIC NET INCOME (LOSS) PER SHARE	$0.33	$(0.14)	$(0.29)	$0.87

DILUTED NET INCOME (LOSS) PER SHARE	$0.32	$(0.14)	$(0.29)	$0.83

WEIGHTED AVERAGE SHARES USED TO COMPUTE:
Basic net income (loss) per share	35,043	36,267	35,245	35,793
Diluted net income (loss) per share	35,608	36,267	35,245	37,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGMATEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(10,289)	$31,233
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	10,806	5,361
Stock-based compensation expense	6,947	801
Deferred income taxes	(4,464)	6,643
Lease abandonment adjustments	—	(385)
Tax benefit related to exercise of employee stock options	—	6,981
Excess tax benefit from employee stock plans	(916)	—
Other non-cash expense (benefit)	184	(160)
Gain on asset dispositions	(45,673)	—
Acquired in-process research and development	—	11,410
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	20,346	(14,837)
Inventories, net	(12,294)	3,512
Prepaid expenses and other assets	279	(1,246)
Accounts payable	(20,736)	7,266
Accrued expenses	(354)	(389)
Income taxes payable	9,546	4,148
Deferred revenue and other liabilities	(4,248)	(4,100)

Net cash (used in) provided by operating activities	(50,866)	56,238

Cash flows from investing activities:
Proceeds from maturities of short-term investments	37,174	159,256
Purchases of short-term investments	(44,043)	(102,799)
Purchases of property, equipment, software and intangible assets	(9,013)	(11,224)
Proceeds from the disposition of assets	70,639	—
Increase in restricted cash	(7,229)	—
Acquisition of businesses, net of cash acquired	—	(83,226)

Net cash provided by (used in) investing activities	47,528	(38,033)

Cash flows from financing activities:
Payments on capital lease obligations	(28)	(42)
Common stock repurchases	(29,999)	—
Proceeds from notes receivable from stockholders	—	2
Excess tax benefit from employee stock plans	916	—
Proceeds from issuance of common stock, net of issuance costs	2,315	4,060

Net cash (used in) provided by financing activities	(26,796)	4,020

Effect of exchange rate changes on cash and cash equivalents	71	(44)
Net (decrease) increase in cash and cash equivalents	(30,063)	22,181
Cash and cash equivalents, beginning of period	65,712	27,246

Cash and cash equivalents, end of period	$35,649	$49,427

Supplemental disclosure of non-cash activity:
Stock issued for acquisition of business	$—	$28,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SigmaTel, Inc. and its wholly owned subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted by the United States of America (“GAAP”). The statements have been prepared in accordance with GAAP applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements.

Certain reclassifications have been made to the prior period presented in the condensed consolidated financial statements to conform to the current year presentation. The Company has reclassified certain assets as “assets held for sale” and certain liabilities as “liabilities to be assumed in sale” in the prior year (see Note 10). Previously, the Company recorded amortization of stock compensation as a separate line item in the condensed consolidated statements of operations. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107 (“SAB 107”), which states that companies should present the expense related to share-based payment arrangements in the same line or lines as cash compensation paid to the same employees. Accordingly, the Company has reclassified share-based payments previously recorded as “Amortization of deferred stock-based compensation” to the appropriate functional categories. The reclassifications had no impact on the Company’s financial position, operating income, or net income (loss). The following table summarizes stock-based compensation expense that is now recorded within functional categories in the condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Research and development	$1,251	$264	$4,622	$530
Selling, general and administrative	632	119	2,325	271

	$1,883	$383	$6,947	$801

In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable statement of the Company’s financial position, results of operations and cash flows for the periods presented have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2. Significant Accounting Policies

For a description of what the Company believes to be the critical accounting policies that affect its more significant judgments and estimates used in the preparation of its financial statements, refer to its most recently filed Form 10-K filed with the SEC. Effective January 1, 2006, the Company adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) (see Note 4). There have been no other changes in the Company’s critical accounting policies since December 31, 2005.

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

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$11,510	$(5,193)	$(10,289)	$31,233
Denominator:
Weighted-average common stock outstanding	35,212	36,382	35,478	35,847
Less: weighted-average shares subject to repurchase	(25)	(21)	(26)	(23)
Less: shares held in escrow	(144)	(94)	(207)	(31)

Weighted-average shares used in computing basic net income (loss) per share	35,043	36,267	35,245	35,793
Dilutive potential common shares used in computing diluted net income (loss) per share	565	—	—	1,897

Total weighted-average number of shares used in computing diluted net income (loss) per share	35,608	36,267	35,245	37,690

The following outstanding options and restricted stock units were excluded from the computation of diluted net income (loss) per share as they had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Options to purchase common stock	4,456	4,800	5,333	1,327
Restricted stock units	191	—	226	—

	4,647	4,800	5,559	1,327

3. Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS 157 are effective for fiscal years beginning after January 1, 2008 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 17, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company does not believe the adoption of SAB 108 will have an impact on the Company’s consolidated financial statements.

In June 2006, the FASB ratified EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“Issue 06-2”). Issue 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in Statement 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment to accumulated deficit approach upon adoption. The Company will apply the accounting prescribed by this Issue in fiscal year 2007 and is currently evaluating the impact, if any, that the adoption of this Issue will have on its financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is still evaluating the impact, if any, of adopting the provisions of FIN 48 on its financial position, results of operations and liquidity.

4. Stock-based Compensation

Prior to January 1, 2006, employee stock awards under the Company’s compensation plans were accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, FASB Interpretation No. 44, Emerging Issues Task Force (“EITF”) Issue No. 00-23, and related interpretations. The Company accounted for equity awards issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure (“SFAS 148”), and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and related interpretations. For employee stock awards, the Company has historically adhered to the disclosure-only provisions of these applicable accounting principles.

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

In December 2004, the FASB issued SFAS 123R, under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a grant date fair value method and recognize the expense over the employee’s requisite service period in the condensed consolidated statements of operations.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results of prior periods have not been revised.

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

As a result of adopting SFAS 123R on January 1, 2006, the Company’s income (loss) before income taxes for the three and nine months ended September 30, 2006, was $1.9 million and $6.9 million higher, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. After applying the

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

provisions of SFAS 109, Accounting for Income Taxes, on an annual basis, the adoption of SFAS 123R had a negative impact of $1.5 million on net income (loss), or $0.04 per basic and diluted share, for the three months ended September 30, 2006, and a negative impact of $5.8 million on net income (loss), or $0.16 per basic and diluted share, for the nine months ended September 30, 2006.

Prior to adopting SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement reduced net operating cash flows and increased net financing cash flows for the three and nine months ending September 30, 2006, by approximately $0.6 million and $0.9 million, respectively.

1995 Stock Option/Stock Issuance Plan

As of September 30, 2006, options to purchase 1,154,946 shares of the Company’s common stock were outstanding under the Company’s 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”). Under the 1995 Plan, incentive stock options may be granted to employees and non-statutory stock options may be granted to non-employees, directors or consultants at prices not lower than 100% of the fair market value of the Company’s common stock at the date of grant as determined by the Board of Directors. Any 10% stockholder must be granted options to purchase the Company’s common stock at an exercise price no lower than 110% of the fair market value of the Company’s common stock at the date of grant as determined by the Board of Directors. Generally, options vest either (i) at the rate of 20% per year over five years, or (ii) over a four year period (25% at end of the first year from the date of grant, and 1/36 of the remaining shares per month over the next 36 months) and are exercisable for a period of ten years from the date of grant. In February 2003, the Board of Directors approved an increase of 1,641,667 shares available for issuance under the 1995 Plan. Effective upon completion of the Company’s initial public offering, no more options were issued under the 1995 Plan.

2003 Equity Incentive Plan

In July 2003, the Company’s Board of Directors and stockholders approved the 2003 Equity Incentive Plan (the “2003 Plan”) that became effective upon completion of the initial public offering. The 2003 Plan provides for the grant of incentive stock options and nonqualified stock options, stock awards, stock purchase rights and RSUs for the purchase of up to 6,866,747 shares of the Company’s common stock by officers, employees, consultants and directors of the Company. However, this share reserve shall be reduced by the exercise of stock options outstanding under the Company’s 1995 Stock Option/Stock Issuance Plan. In April 2005, the Board of Directors and stockholders approved an increase of 2,500,000 shares available for issuance under the 2003 Plan. As of September 30, 2006, options to purchase 4,177,742 shares and RSUs covering 225,770 shares of the Company’s common stock were outstanding under the 2003 Plan.

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

Employee Stock Purchase Plan

In July 2003, the Company’s Board of Directors and stockholders approved an Employee Stock Purchase Plan (“ESPP”) that became effective upon completion of the Company’s initial public offering. Employees who own less than 5% of the Company, work more than 20 hours a week and are generally employed for greater than 5 months per year are eligible and may designate up to 15% of their compensation for the purchase of common stock semi-annually at the lower of 85% of the fair market value of the stock at the beginning or end of the six-month payment period, through accumulation of payroll deductions. Common stock reserved under the ESPP is 652,283 shares at September 30, 2006.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The Company determined the assumptions in the Black-Scholes model for calculating fair value of stock-based compensation costs as follows: expected volatility is a combination of the Company’s historical and implied volatility; expected term is calculated using the “simplified” method prescribed in SAB 107; the risk free rate is based on the U.S. Treasury yield curve in effect at the time of valuation; a dividend yield is not used since the Company has never paid cash dividends and does not currently intend to pay cash dividends. The Company periodically reviews the assumptions and modifies the assumptions accordingly.

The fair value of common stock options granted during the three and nine months ended September 30, 2006 and 2005, were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	–	–	–	–
Expected life	4.5 years	3.25 years	4.5 years	3.25 – 3.5 years
Expected volatility	69%	75%	60 –69%	75%
Risk-free rate	4.9%	4.0%	4.6 –5.0%	3.2 – 4.0%

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

A summary of the Company’s stock compensation activity with respect to the nine months ended September 30, 2006, follows (share and intrinsic value amounts in thousands):

Stock Options Under the 1995 and 2003 Plans	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,496	$19.07
Granted	1,135	8.00
Exercised	(318)	2.01
Cancelled or expired	(980)	20.93

Outstanding at September 30, 2006	5,333	$17.39	8.0	$2,670

Vested at September 30, 2006 and expected to vest	4,977	$17.58	7.8	$2,540

Exercisable at September 30, 2006	3,312	$20.19	7.3	$4,438

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Term (Years)	Aggregate Intrinsic Value
Nonvested at December 31, 2005	—	$—
Granted	270	8.02
Vested	—	—
Forfeited	(45)	8.62

Nonvested at September 30, 2006	225	$7.90	3.6	$1,057

Vested at September 30, 2006, and expected to vest	194	$7.91	3.6	$910

Exercisable at September 30, 2006	—	$—	—	$—

The weighted-average fair value of common stock options granted during the nine months ended September 30, 2006 and 2005, was $4.47 and $16.18, respectively. During the same periods, the total intrinsic value of stock options exercised was $2.3 million and $22.0 million, respectively, and the total fair value of stock options that vested was $5.2 million and $4.7 million, respectively.

During the three and nine months ended September 30, 2006, no RSUs vested. The Company had $15.2 million of total unrecognized compensation costs related to stock options and RSUs at September 30, 2006, that are expected to be recognized over a weighted-average period of 2.8 years. There were no stock compensation costs capitalized into assets as of September 30, 2006.

For the three months ended September 30, 2006 and 2005, approximately $0.1 million and $0.2 million, respectively, was received for the exercise of stock options and the tax benefit realized from these stock option exercises was $0.2 million and $0.6 million, respectively. For the nine months ended September 30, 2006 and 2005, approximately $0.7 million and $2.3 million, respectively, was received for the exercise of stock options, and the tax benefit realized from these stock option exercises was $0.5 million and $7.0 million, respectively. Cash was not used to settle any equity instruments previously granted. The Company issues shares from the 1995 Plan and 2003 Plan reserves upon the exercise of stock options and vesting of RSUs. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under the 1995 Plan or 2003 Plan.

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

The grant date fair value of the employees purchase rights under the ESPP were calculated using the Black-Scholes model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	–	–	–	–
Expected life	6 months	6 months	6 months	6 months
Expected volatility	60%	75%	60 –67%	75%
Risk-free rate	5.0%	3.8%	4.4 –5.0%	3.2 –3.8%

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Weighted average, grant date fair value of purchase rights granted under the ESPP are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Number of shares	240,206	46,535	337,017	92,268
Weighted average fair value	$2.89	$13.40	$4.04	$10.97

As discussed above, results for prior periods have not been revised to reflect the effects of implementing SFAS 123R. The following table illustrates the effect on net income (loss) and earnings per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss), as reported	$(5,193)	$31,233
Add: Stock-based employee compensation expense recognized in net income (loss), net of related income tax effects	249	521
Deduct: Stock-based employee compensation expense determined under the fair value based method for all employee awards, net of related income tax effects	(3,570)	(9,148)

Pro forma net income (loss)	$(8,514)	$22,606
Pro forma basic net income (loss) per share, as adjusted	$(0.23)	$0.63
Pro forma diluted net income (loss) per share, as adjusted	$(0.23)	$0.61

5. Comprehensive Income (Loss)

The components of comprehensive income (loss) are comprised of net income (loss), foreign currency translation adjustments and unrealized gains and losses on securities. Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$11,510	$(5,193)	$(10,289)	$31,233
Foreign currency translation adjustments, net of tax	55	(52)	206	(63)
Unrealized gain (loss) on securities	1	(31)	20	(31)

Total comprehensive income (loss)	$11,566	$(5,276)	$(10,063)	$31,139

6. Short-term Investments

Short-term investments at September 30, 2006 and December 31, 2005, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $60.0 million and $53.2 million, respectively. The fair values of these instruments are based on market interest rates and other market information available to management as of each balance sheet date.

Short-term investments consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
Available-for-sale securities:
Commercial paper	$497	$–
Auction rate preferred notes	59,550	47,225
U.S. agencies	–	2,498
Corporate notes	–	3,468

Total investments	60,047	53,191
Unrealized gain (loss) on securities	1	(19)

Total short-term investments	$60,048	$53,172

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at fair value. As of September 30, 2006, $0.5 million of total liquid investments mature within three months and $59.5 million of investments mature beyond five years, but have interest rate maturities of less than thirty-five days.

7. Inventories

Inventories, net of reserves, consist of the following (in thousands):

	September 30, 2006	December 31, 2005
Work in process	$13,144	$12,880
Finished goods	16,809	8,156

Total inventories, net	$29,953	$21,036

At September 30, 2006 and December 31, 2005, the Company’s reserve for slow-moving and obsolete inventory was approximately $1.7 million and $1.3 million, respectively.

8. Goodwill and Other Intangible Assets

As of September 30, 2006, SigmaTel had goodwill in the amount of $59.5 million associated with the acquisitions of Oasis Semiconductor, Inc. (“Oasis”), Protocom Corporation (“Protocom”), certain assets and intellectual property of D&M Holdings, Inc (“Rio”), and certain assets of Mooji Corporation Limited (“Mooji”) of which, approximately $8.1 million is deductible for income tax purposes. These acquisitions were accounted for using the purchase method of accounting. In accordance with SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS 142”), the Company assesses the impairment of goodwill annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. The amounts listed below are shown net of the $21.3 million of goodwill and $0.1 million of patents, respectively that were transferred in the sale of the Company’s PC audio codec product line (see Note 10).

Goodwill and other intangibles consist of the following (in thousands):

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill	$59,543	$–	$59,543	$63,203	$—	$63,203
Other intangible assets subject to amortization:
Developed product technology	15,060	(2,917)	12,143	15,060	(904)	14,156
Customer relationships	13,244	(1,619)	11,625	13,232	(502)	12,730
Trademarks and trade names	2,200	(363)	1,837	2,200	(106)	2,094
Patents	3,580	(559)	3,021	3,127	(237)	2,890
Licenses to manufacture and other	9,763	(4,290)	5,473	8,226	(2,618)	5,608

	$103,390	$(9,748)	$93,642	$105,048	$(4,367)	$100,681

Intangible asset amortization expense for the three months ended September 30, 2006 and 2005, was $1.8 million and $0.7 million, respectively, and $5.5 million and $1.4 million for the nine months ended September 30, 2006 and 2005, respectively. Estimated aggregate intangible asset amortization expense is expected to be $7.2 million for 2006 and is estimated to be $7.0 million in 2007, $6.4 million in 2008, $5.6 million in 2009, and $5.0 million in 2010. The Company is amortizing intangible assets on a straight-line basis over their estimated useful lives. The weighted average useful life is generally 6 years for developed product technology, 9 years for customer relationships, 7 years for trademarks and trade names, 7 years for patents, and 5 years for licenses to manufacture.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Company records intangible assets in accordance with SFAS No. 141 Business Combinations (“SFAS 141”) and SFAS 142. The developed product technologies the Company acquired from the above acquisitions were as follows: the Oasis acquisition consisted of three integrated circuit products (and the intellectual property contained therein) (“chips”), used to control the operation of devices which can scan, fax and print documents; the Protocom acquisition consisted of chips that are used in camcorders and other video capture equipment and implement different video compression and decompression algorithms; the Rio acquisition consisted of computer programs, intellectual property and other proprietary know-how related to the hard-drive MP3 player business; and, the Apogee acquisition consisted of chips, which perform digital audio amplification functions and can be used in a variety of different consumer audio applications. The developed product technologies above were feasible at the date of acquisition as they were being actively marketed and sold by the acquired companies at the respective dates of acquisition. The developed product technologies were recognized as intangible assets separate from goodwill as they were capable of being separated or divided from the acquired entities and sold or licensed. The estimated useful lives were primarily based on the weighted average time to cash flows for each respective developed product technology.

9. Acquisitions

The acquisitions of Oasis, Protocom, and certain assets and intellectual property of Rio and Apogee and certain assets of Mooji were accounted for using the purchase method of accounting. The purchase price of each of the acquisitions was paid during the year ended December 31, 2005. The purchase prices recorded for the acquisitions did not include any amount for contingent considerations. Actual amounts of future consideration related to contingencies, if any, will be recognized as an adjustment to the purchase prices in the period in which the contingency is resolved. In the nine months ended September 30, 2006, there were no significant adjustments to the purchase prices of the acquisitions.

The following unaudited pro forma financial information presents the results of operations for the three and nine months ended September 30, 2005 for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of the period presented, or of future results (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Pro forma net revenues	$77,312	$269,384
Pro forma net income (loss)	(9,256)	24,588
Pro forma net income (loss) per share:
Basic	$(0.25)	$0.67
Diluted	$(0.25)	$0.63

10. Disposition of Assets

During the third quarter of 2006, the Company completed the sale of its PC audio codec product line to Integrated Device Technology, Inc. (“IDT”), for total consideration of $81.5 million and recorded a pre-tax gain of $45.6 million that is included in the gain on disposition of assets in the condensed consolidated statements of operations. The consideration consisted of $72.0 million in cash, $5.0 million in accounts receivable retained by the Company, and $4.5 million in accounts payable assumed by IDT. $7.2 million of the purchase price was deposited into an escrow account upon closing for purposes of settling indemnification claims for the one-year period following the closing and is classified as restricted cash in the condensed consolidated balance sheets. In connection with the sale, the Company and IDT entered into several ancillary agreements, including a transition services agreement designed to ensure a smooth transition of the PC audio codec product line to IDT, and an intellectual property license agreement pursuant to which IDT received rights to certain intellectual property being retained by SigmaTel related to the PC audio codec product line. The disposal of these assets did not meet the criteria established for recognition as discontinued operations under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11. Common Stock

On January 25, 2006, the Company’s Board of Directors authorized a share repurchase plan for up to $30.0 million of its common stock. During the first quarter of 2006, 2.6 million shares were repurchased for $30.0 million and were retired. There were no share repurchases during the second or third quarter of 2006.

12. Income Taxes

The Company’s effective tax rate was 60% and (455)% for the three months ended September 30, 2006 and 2005, respectively, and (27)% and 43% for the nine months ended September 30, 2006 and 2005, respectively. The provision for income taxes has been calculated based on the Company’s estimate of its effective tax rate for the full fiscal year. At September 30, 2006, the Company’s effective tax rate estimate for the year ended December 31, 2006 was 5.5%. This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, non-deductible charges related to stock based compensation, one time benefits related to a change in the Company’s international tax strategy in the second quarter of 2006, and the effect of the allocation of non-deductible goodwill to the gain on the IDT transaction. The gain on the IDT transaction resulted in tax expense of $21.3 million, all of which was recorded as a discrete period expense in the third quarter of 2006 in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. At September 30, 2005, our effective tax rate estimate for the year ended December 31, 2005 was 42.3%. This estimate differed from the statutory rate primarily due to non-deductible charges related to acquisitions, research and development tax credits, charges associated with licensing intellectual property to foreign subsidiaries, and the effect of different tax rates in foreign jurisdictions.

During the second quarter of 2006, the Company changed its international tax strategy (intellectual property or “IP Migration” strategy). As a result, the Company made a voluntary tax election that changed the tax status of the Company’s Cayman subsidiary thereby causing a deemed liquidation of the subsidiary for US federal income tax purposes. This resulted in a one-time benefit of $9.3 million that was reported as a discrete period tax benefit in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The change in the Company’s tax strategy caused a significant change in the Company’s estimate of its effective tax rate for the year ended December 31, 2006.

The Company recognized certain tax benefits related to stock option plans in the amount of $0.2 and $0.6 million during the three months ended September 30, 2006 and 2005, respectively, and $0.5 million and $7.0 million during the nine months ended September 30, 2006 and 2005, respectively. These benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

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

In connection with the acquisition of certain assets, intellectual property and engineering resources of the Direct Digital Amplification (DDX®) product line of Apogee Technology, Inc., the Company agreed to make a payment of up to $4.5 million in cash pursuant to the terms of an earn-out provision based on the achievement by the DDX® business of certain revenues during the one-year period following the closing. Also, in connection with the acquisition of Oasis Semiconductor, Inc., a privately held provider of ICs for the multi-function peripheral market, the Company agreed to make a payment of up to $25.0 million in cash pursuant to the terms of an earn-out provision based on the achievement by the Oasis business of certain calendar year 2006 revenues. The Company did not incur significant earn-out obligations during the third quarter ended September 30, 2006.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

In the normal course of its business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s exposure under these arrangements is unknown as this would involve future claims that might be made against the Company that have not yet occurred.

Litigation

On January 4, 2005, the Company filed a lawsuit against Actions Semiconductor Company, Ltd., based in Zhuhai, Guangdong, China (“Actions Semiconductor”), in the U.S. District Court for the Western District of Texas, Austin Division. The Company asserts that certain Actions Semiconductor ICs that are incorporated as components in MP3 players being shipped into the U.S. infringe multiple SigmaTel patents related to the Company’s portable multimedia SoCs. The Company is seeking damages and requesting a permanent injunction prohibiting Actions Semiconductor from designing, manufacturing or selling the infringing MP3 integrated circuits in the U.S. The Company is also requesting a permanent injunction prohibiting further shipment of products into the U.S. that use Actions Semiconductor ICs. In May, 2005, this U.S. District Court case was formally stayed, by mutual agreement of the parties, during the pendency of the U.S. International Trade Commission (the “ITC”) investigation described below. On September 15, 2006, the ITC issued a Limited Exclusion Order in favor of SigmaTel. The Order will eventually preclude the importation into the U.S. of MP3 players containing certain chips manufactured by Actions Semiconductor which contain 2 GB of flash memory or less. A complete copy of the Order is available at the ITC’s website – www.usitc.gov.

On March 14, 2005, the Company filed a complaint requesting that the ITC initiate an investigation of Actions Semiconductor, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain audio processing ICs and other products containing these audio processing ICs. In the Company’s complaint, as amended, the Company asked the ITC to investigate whether certain Actions Semiconductor products infringe one or more of the claims of U.S. Patent Nos. 6,137,279 and 6,366,522. On April 18, 2005, the ITC instituted an investigation into Actions Semiconductor’s actions based on the Company’s allegations. The Company is seeking a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate. During the course of the ITC investigation, the Company dropped its infringement assertion of the 6,137,279 patent and asserted an additional patent—Patent No. 6,633,187. The ITC conducted a hearing on the merits in late November 2005. In March 2006, the ITC administrative law judge, (“ALJ”), determined that Actions Semiconductor infringed the two patents asserted by the Company and recommended that an exclusion order be issued which prevents the importation of infringing Actions’ chips and certain MP3 players which contain these chips. The ALJ’s initial decision was reviewed by the full ITC, which, in June 2006, issued a decision that altered the ALJ’s construction of one of the patents at issue and asked the ALJ to make some further determinations. On August 4, 2006, the ALJ concluded that in light of the ITC’s revised claim construction, certain Actions Semiconductor chips, when operating under the control of a particular firmware version, do not infringe the Company’s 6,366,522 patent.

On April 4, 2006, the Company filed a lawsuit against Telechips Inc., based in Seoul, South Korea (“Telechips”), in the U.S. District Court for the Eastern District of Texas, Marshall Division. The Company asserts that certain Telechips ICs that are incorporated as components in MP3 players being shipped into the U.S. infringe multiple SigmaTel patents. On July 27, 2006, the Company dismissed this lawsuit, without prejudice.

On September 13, 2006, Actions Semiconductor announced that it filed a patent infringement lawsuit against the Company in Shenzhen, China. To date, the Company has not been served with the lawsuit and does not know which of the Company’s or Action Semiconductor’s patents is or are the subject of the lawsuit. As such, the Company has not made an assessment of the risks, if any, this lawsuit poses to the Company’s business.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

14. Related Party Transactions

Revenues from an affiliated customer, who as of October 2005 no longer held more than 5% of the Company’s stock, was approximately $11.7 million and $7.3 million for the three months ended September 30, 2006 and 2005, respectively, and $23.9 million and $30.3 million for the nine months ended September 30, 2006 and 2005, respectively. Accounts receivable from sales to this affiliated customer were approximately $10.5 million and $7.8 million as of September 30, 2006 and December 31, 2005, respectively.

15. Operating Segments and Geographic Information

The Company operates as a single segment. The Company’s chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business at the entity-wide level to manage the business.

The following table summarizes the percentages of revenues by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
China/Hong Kong	38.8%	47.1%	29.9%	37.3%
Taiwan	27.5	31.0	39.9	40.6
Singapore	26.5	10.5	20.3	12.8
U.S.	1.5	3.7	1.0	2.8
Other	5.7	7.7	8.9	6.5

Total sales	100.0%	100.0%	100.0%	100.0%

The table below summarizes the percentage of long-lived assets by geographic region:

	September 30, 2006	December 31, 2005
U.S.	86.4%	85.5%
Hong Kong	4.8	4.4
Taiwan	2.8	4.0
Other	6.0	6.1

	100.0%	100.0%

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

Overview

General. We are a fabless semiconductor company that designs, develops, and markets proprietary, analog-intensive, mixed-signal integrated circuits, or ICs. We currently offer products that serve several markets: portable multimedia players, consumer audio, television audio, multi-function peripherals and digital video cameras. We made our first commercial shipments of portable multimedia systems on a chip, or SoCs, for the portable multimedia player market in 2001. During 2001, we made our first commercial shipments of audio codecs into the consumer electronics market for products such as DVD players and set top boxes. We made our first commercial shipments of both multi-function peripheral ICs and digital video camera ICs in the third quarter of 2005 as a result of our acquisitions of Oasis Semiconductor, Inc. (“Oasis”) and Protocom Corporation (“Protocom”), respectively. We made our first commercial shipments of television audio processors during the third quarter of 2006. We plan to continue to diversify our product offerings by introducing new versions of existing products with additional functionality, and by introducing ICs for markets we do not currently serve, thereby expanding our total available market opportunity.

Net Loss. We incurred a net loss of $10.3 million for the nine months ended September 30, 2006, and we will likely incur net losses in the future. We have faced a number of challenges that have affected our operating results during the past year and a half, including extreme competition in the portable multimedia SoCs market, continuing erosion of average selling prices of our portable multimedia SoCs, delays in delivering new product features to existing and new customers, and price volatility and shortages of other components used to build our customers’ devices. Although we have taken and plan to take additional steps to address these challenges and to improve our results of operations, we cannot provide assurance that we will return to profitability on a quarterly or annual basis.

New Product Introduction and Acceptance. In March 2006, we announced the SGTV58XX, our first family of high fidelity TV audio processors that was created as a cost effective audio solution for analog, digital, and hybrid TVs offering high-end value added features. In October of 2005, we introduced our STMP 36XX family of portable multimedia SoCs, our newest SoC for flash-based and hard disk-based digital multimedia players. In November 2005, we introduced our STFM 1000 FM tuner companion processor to our STMP 35XX and 36XX families of portable multimedia SoCs that provides the added capability of receiving signals from FM radio stations. Our historical revenue growth has been primarily from sales of our STMP 35XX family of portable multimedia SoCs, which accounted for 89.3% of our revenue in the year ended December 31, 2005 and 58.6% of our revenue for the nine months ended September 30, 2006, which was impacted by the sale of our PC audio codec product line this quarter. We introduced the STMP 35XX family of portable multimedia SoCs in the fourth quarter of 2003 and, despite continued sales of the STMP 35XX SoCs, as those products have matured, their average selling prices have declined, which is typical for the semiconductor industry. Our future success depends on our ability to market and sell our existing products, and to develop other new products, including new families of portable multimedia SoCs, in a timely and cost-effective manner. We cannot assure you that we will be able to develop and introduce, or that potential customers will be able to implement, new or enhanced products in a timely and cost-effective manner or that our new products will generate significant revenues.

Competition; Average Selling Prices. We face competition from a relatively large number of competitors in each of our target markets. The consumer electronics market, which is a principal end market for our ICs, has historically been subject to intense price competition. As a result of this competition, we continue to experience substantial period-to-period fluctuations in operating results due to the erosion of our average selling prices, particularly for portable multimedia SoCs. In the past, we have reduced the average selling price of our products in anticipation of or in response to competitive pricing pressures and new product introductions by us or our competitors. We believe that, as our product lines continue to mature and competitive markets evolve, we are likely to experience further decline in the average selling prices of our products, although we cannot predict the timing and amount of such future changes with any certainty. If we are unable to offset any such reductions in our average selling prices by timely introducing new products and product enhancements, increasing our sales volumes and reducing our costs, our gross profits and revenues will suffer.

Historical Growth; Recent Pressures. Our business has grown rapidly since our inception as a result of acquisitions, the opening of international locations and through hiring, both domestically and internationally. The historical expansion of our business and operations, which includes the acquisitions of Oasis and Protocom, has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and resources, and has significantly increased our operating expenses. During the third and fourth quarter of 2006, we eliminated approximately 60 employee positions in Cupertino, California, Austin, Texas and Waltham, Massachusetts. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan, regain profitability or respond to competitive pressures. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

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

Significant Customers. A few customers account for a substantial portion of our sales. The following table sets forth our customers that represented 10% or more of our revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Creative Technology (1)	25.9%	10.0%	19.6%	12.5%
A-Max Technology Co., Ltd.	10.2%	*	*	*
G.M.I. Technology	*	22.9%	*	18.7%
ASUSTEK Computer, Inc	*	10.0%	*	16.9%

*	Less than 10%
(1)	Creative Technology held more than 5% of our outstanding stock until October 2005.

We expect that our largest customers will continue to account for a substantial portion of our sales for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenues have varied and will likely continue to vary from period to period.

Overseas Revenues. The percentage of our revenues from customers located outside the U.S. was 98.5% and 96.3% for the three months ended September 30, 2006 and 2005, respectively, and 99.0% and 97.2% for the nine months ended September 30, 2006 and 2005, respectively. Most of the products that use our ICs are manufactured outside of the U.S. As a result, we believe that a substantial majority of our revenues will continue to come from customers located outside of the U.S. All of our revenues to date have been denominated in U.S. dollars.

The percentages of our revenues by country are set forth in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
China/Hong Kong	38.8%	47.1%	29.9%	37.3%
Taiwan	27.5	31.0	39.9	40.6
Singapore	26.5	10.5	20.3	12.8
U.S.	1.5	3.7	1.0	2.8
Other	5.7	7.7	8.9	6.5

Total sales	100.0%	100.0%	100.0%	100.0%

Sales Cycles. The length of our sales cycle varies depending on the end application for our products, but our sales cycles are generally lengthy. The cycle can be as short as several months for some portable SoCs and as long as 18 months for our multi-function peripheral system controller solutions. Volume production of products that use our ICs can take an additional 3 to 6 months to be achieved, if at all. The lengthy sales cycles of our products make forecasting the volume and timing of orders difficult. In addition, the delays inherent in lengthy sales cycles increase the risk that customers may seek to cancel or modify their orders. Our sales are made by purchase orders, but because industry practice allows customers to reschedule or cancel orders on relatively short notice, and order lead times can vary period to period; therefore, backlog is not a good indicator of our future sales. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses, adversely affecting our results of operations.

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

International Expansion. In the third quarter of 2004, we established an international subsidiary and opened an office in Hong Kong. During 2005 and 2006, we opened branch offices in Taipei, Taiwan and Shenzhen, China, and established international subsidiaries and opened offices in Singapore, Seoul, South Korea, Tokyo, Japan, Shenzhen, China, and Cambridge, England. As we pursue advantages of overseas product development and expand the support of our customers in Asia, we anticipate that we will continue to increase our employee headcount in our Asian offices as our Asian operations mature.

Recent Disposition and Acquisitions. During the third quarter of 2006, we completed the sale of our PC audio codec product line to Integrated Device Technology Inc. (“IDT”) for total consideration of $81.5 million. The consideration consisted of $72.0 million in cash, $5.0 million in accounts receivable which we retained, and $4.5 million in accounts payable assumed by IDT. $7.2 million of the purchase price was deposited into an escrow account upon closing for purposes of settling indemnification claims for the one-year period following the closing.

Pursuant to the terms of the sale, approximately 60 employees and associated contractors were transitioned to IDT. In connection with the sale, we entered into several ancillary agreements with IDT, including a transition services agreement designed to ensure a smooth transition of the PC audio codec product line to IDT, and an intellectual property license agreement pursuant to which IDT received rights to certain intellectual property being retained by us related to the PC audio codec product line. As part of the sale, we agreed not to engage in transactions with the PC audio codec product line for a period of two years following the closing.

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

Research and Development. Research and development expense consists primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, including stock compensation, contractor fees, expenses for development testing and evaluation, mask costs, occupancy costs and depreciation of research and development equipment. All research and development costs are expensed as incurred. We believe that continued investment in research and development is critical to meeting the changing requirements of our customers and to our overall long-term success. We expect, however, that research and development expenses should decrease in absolute dollars as we reduce our research and development personnel, while continuing to invest in research and development activities to develop new products to be competitive in the future, although such expenses as a percentage of revenues may fluctuate.

Selling, General and Administrative. Selling, general and administrative expense consists primarily of salaries and related costs, including stock compensation, occupancy costs, sales commissions to independent sales representatives, amortization of acquired intangible assets and related overhead costs for sales, marketing and administrative personnel, legal and accounting services, as well as marketing activities. We expect that selling, general and administrative expenses should decrease in absolute dollars as we reduce our personnel and other spending in this area, while continuing to support our future operations. We also expect to continue to incur litigation expenses in the future as we protect and defend our intellectual property and technology.

Other Income (Expense). Other income consists of interest income and foreign exchange income or losses. Interest income reflects interest earned on cash equivalents and short-term investment balances. Foreign exchange loss reflects realized gains or losses on foreign currency transactions.

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

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.8	49.2	58.3	45.2

Gross profit	38.2	50.8	41.7	54.8

Operating expenses:
Research and development	52.0	39.0	56.4	22.2
Selling, general and administrative	25.1	14.6	31.1	11.3
Gain on asset disposition	(101.5)	–	(37.5)	–

Total operating expenses (income)	(24.4)	53.7	50.0	33.4

Operating income (loss)	62.6	(2.9)	(8.3)	21.4

Other income (expense):
Interest income, net	2.0	1.6	1.7	1.3
Foreign exchange loss	(0.1)	–	(0.1)	–

Total other income	1.9	1.6	1.6	1.3

Income (loss) before income taxes	64.5	(1.3)	(6.7)	22.7
Income tax expense	38.9	5.8	1.8	9.8

Net income (loss)	25.6%	(7.1)%	(8.4)%	12.9%

Comparison of Three Months Ended September 30, 2006 to Three Months Ended September 30, 2005

Revenues. Revenues for the three months ended September 30, 2006, were $45.0 million compared to $73.5 million for the three months ended September 30, 2005, a decrease of 38.8%. This decrease was due to a 42.8% and 42.0% decrease in revenues from the sale of our portable multimedia SoCs and our audio codecs, primarily PC audio codecs, respectively. Revenues from the sale of our portable multimedia SoCs accounted for approximately 82.5% of total revenue for the quarter ended September 30, 2006, while our digital video camera ICs and multi function peripheral (“MFP”) revenue comprised approximately 8% of revenue for the period. We recorded approximately one month of revenue from our PC audio codec product line during the quarter ended September 30, 2006, which accounted for approximately 8% of total quarterly revenue due to the sale of the PC Audio product line to IDT on July 31, 2006.

Portable Multimedia SoCs. The decrease in revenues from the sale of our portable multimedia SoCs was primarily due to a decline in market share, decreased average selling prices and our failure to deliver the STMP 36XX family of portable multimedia SoC and supporting software as early as we had targeted. We expect the trend of declining average selling prices for existing portable multimedia SoCs products to continue as these products mature further and as the market becomes more competitive, which may have a negative impact on our future revenues if we cannot sell newer products with enhanced features at relatively higher prices. The 36XX family of products is now selling in production quantities and we expect these products to increase as a part of our SoC revenue mix in future quarters.

Audio Codecs and Other Products. The decrease in revenues from the sale of our audio codecs was due to the reduction in shipments to customers in the personal computer market as a result of the sale of our PC audio codec product line to IDT on July 31, 2006. Revenues from Oasis, Protocom and Apogee products totaled $3.8 million for the three months ended September 30, 2006. We expect revenue from the sales of audio codecs to decrease from the third quarter of 2006 and to continue to be below historical levels as a result of the sale of our PC audio codec product line.

Revenues from Significant Customers. Sales to Creative Technology, an affiliate until October 2005, increased to 25.9% of total revenues during the three months ended September 30, 2006, from 10% during the three months ended September 30, 2005 due to increased sales of our SoCs that are used in their portable digital audio players. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes. Sales to A-Max Technology Co., Ltd., increased from less than 10% of total revenues during the three months ending September 30, 2005 to 10.2% of total revenues during the three months ended September 30, 2006 as we now ship more products to this customer on a direct basis. Sales to ASUSTEK Computer Inc. decreased to less than 10% of total revenues during the three months ended September 30, 2006, from 10% during the three months ended September 30, 2005 primarily due to the sale of the PC audio codec product line and a decrease in demand for their products compared to 2005 when one of their large customers launched its new portable audio player. Revenues from G.M.I. Technology, a distributor located in Hong Kong and Taiwan, decreased from 22.9% to less than 10% of total revenues during the three months ended September 30, 2005 and 2006, respectively, due to decreased sales of our SoCs that are used in portable digital audio players their customers manufacture, as well as increased sales to direct customers.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 38.2% for the three months ended September 30, 2006, compared with 50.8% for the three months ended September 30, 2005. The decrease in gross margin was primarily due to an aggressive pricing program on our portable multimedia SoCs that target the value and mid-tier segments of the overall portable multimedia player market. The lower gross margins were also due to $0.8 million of amortization of developed technology from acquired companies during the three months ended September 30, 2006. We expect our gross margins for the fourth quarter of 2006 to be comparable to those achieved during the third quarter of 2006. We also expect the trend of declining average selling prices for existing portable multimedia SoCs products to continue, which may have a negative impact on our future gross margins if we cannot reduce our associated costs accordingly and sell newer products with enhanced features at relatively higher prices.

Research and Development. Research and development expenses decreased in total dollars to $23.4 million, or 52.0% of revenues, for the three months ended September 30, 2006, from $28.7 million, or 39.0% of revenues, for the three months ended September 30, 2005. We incurred a one-time charge of $11.4 million of in-process research and development that was written off in the third quarter of 2005. Research and development costs in 2005 without the one-time charge would have been $17.3 million, for an increase of $6.1 million for the three months ended September 30, 2006, compared to the same period of 2005. This increase was primarily due to the increase in headcount, which increased salary and salary related expense and approximately $1.3 million in stock compensation expense resulting from our adoption of the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) in the first quarter of fiscal year 2006. Additionally, the increase in expense is also due to our pursuit of new product development opportunities.

Selling, General and Administrative. Selling, general and administrative expenses increased to $11.3 million, or 25.1% of revenues, for the three months ended September 30, 2006, from $10.8 million or 14.6% of revenues, for the three months ended September 30, 2005. This dollar increase of $0.5 million was primarily due to approximately $0.6 million of stock compensation expense resulting from our adoption of SFAS 123R in the first fiscal quarter of 2006, which was offset by the reduction in expense associated with the PC audio codec product line disposition.

Gain on Asset Disposition. During the third quarter of 2006, we completed the sale of our PC audio codec product line to Integrated Device Technology Inc. (“IDT”), for total consideration of $81.5 million and recorded a pre-tax gain of $45.6 million that is included in the gain on disposition of assets in the condensed consolidated statements of operations. The consideration consisted of $72.0 million in cash, $5.0 million in accounts receivable which we retained, and $4.5 million in accounts payable assumed by IDT. $7.2 million of the purchase price was deposited into an escrow account upon closing for purposes of settling indemnification claims for the one-year period following the closing and is classified as restricted cash in the condensed consolidated balance sheets.

Other Income (Expense). Interest income decreased to $0.9 million for the three months ended September 30, 2006, from $1.2 million for the three months ended September 30, 2005. This was due to a decrease in our cash balances, restricted cash and average investments in short-term marketable securities from $107.3 million at September 30, 2005 to $102.9 million at September 30, 2006.

Income Tax Expense. Our income tax expense of $17.5 million for the three months ended September 30, 2006, represents an increase in income tax expense from the $4.3 million of income tax expense for the three months ended September 30, 2005. This increase was primarily due to the taxable gain on the disposition of assets, as well as a change in the estimate of our effective tax rate. At September 30, 2006, our effective tax rate estimate for the year ended December 31, 2006, was 5.5%. This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, non-deductible charges related to stock based compensation, one time benefits related to a change in our international tax strategy in the second quarter of 2006, and the effect of the allocation of non-deductible goodwill to the gain on the IDT transaction. The gain on the IDT transaction resulted in tax expense of $21.3 million, all of which was recorded as a discrete period expense in the third quarter of 2006 in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. At September 30, 2005, our effective tax rate estimate for the year ended December 31, 2005 was 42.3%. This estimate differed from the statutory rate primarily due to non-deductible charges related to acquisitions, research and development tax credits, charges associated with licensing intellectual property to foreign subsidiaries, and the effect of different tax rates in foreign jurisdictions.

Comparison of Nine Months Ended September 30, 2006 to Nine Months Ended September 30, 2005

Revenues. Revenues for the nine months ended September 30, 2006, were $121.8 million compared to $242.5 million for the nine months ended September 30, 2005, a decrease of 49.8%. This decrease was due to a 60.6% decrease in revenues from the sale of our portable multimedia SoCs for the nine months ended September 30, 2006, which was partially offset by a 28.1% increase in the sale of our audio codecs, and a 540.9% increase in sales from products related to the Protocom, Oasis and Apogee acquisitions made during 2005. Revenues from the sale of our portable multimedia SoCs and of our audio codecs were 72.5% and 15.5%, respectively, of total revenues for the nine months ended September 30, 2006, and 92.5% and 6.1% for the nine months ended September 30, 2005, respectively.

Portable Multimedia SoCs. The decrease in revenues from the sale of our portable multimedia SoCs was primarily due to a decline in market share, decreased average selling prices and our failure to deliver the STMP 36XX family of portable multimedia SoC and supporting software as early as we had targeted. A portion of this decrease is also due to increased levels of our customers’ inventory of our products during the first quarter, as well as the rapid decline of NAND flash memory prices during the first quarter that caused our customers to delay or cancel their purchases of that component and purchases of our products as a result. We expect the trend of declining average selling prices for existing portable multimedia SoCs products to continue as these products mature further and as the market becomes more competitive, which may have a negative impact on our future revenues if we cannot sell newer products with enhanced features at relatively higher prices.

Audio Codecs and Other Products. The increase in revenues from the sale of our audio codecs was due to increased unit shipments to support new design wins at certain customers in the personal computing market. Revenues from Oasis, Protocom and Apogee products totaled $13.4 million for the nine months ended September 30, 2006.

Revenues from Significant Customers. Sales to Creative Technology, an affiliate of the Company until October 2005, increased to 19.6% of total revenues during the nine months ended September 30, 2006, from 12.5% during the nine months ended September 30, 2005 due to increased sales of our SoCs that are used in their portable digital audio players. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes. Sales to ASUSTEK Computer Inc. decreased to less than 10% of total revenues during the nine months ended September 30, 2006, from 16.9% during the nine months ended September 30, 2005 primarily due to the sale of the PC audio codec product line and a decrease in demand for their products compared to 2005 when one of their large customers launched its new portable audio player. Revenues from G.M.I. Technology, a distributor located in Hong Kong and Taiwan, decreased from 18.7% to less than 10% of total revenues during the nine months ended September 30, 2005 and 2006, respectively, due to decreased sales of our SoCs that are used in portable digital audio players their customers manufacture, as well as increased sales to direct customers.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 41.7% for the nine months ended September 30, 2006, compared with 54.8% for the nine months ended September 30, 2005. The decrease in gross margin was primarily due to an aggressive pricing program on our portable multimedia SoCs that target the value and mid-tier segments of the overall portable multimedia player market, and a higher percentage of our revenue coming from our lower margin audio codecs. The lower gross margins were also due to $2.4 million of amortization of developed technology from acquired companies during the nine months ended September 30, 2006. We expect the trend of declining average selling prices for existing portable multimedia SoCs products to continue, which may have a negative impact on our future margins if we cannot reduce our associated costs accordingly and sell newer products with enhanced features at relatively higher prices.

Research and Development. Research and development expenses increased to $68.7 million, or 56.4% of revenues, for the nine months ended September 30, 2006, from $53.7 million, or 22.2% of revenues, for the nine months ended September 30, 2005. We incurred a one-time charge of $11.4 million of in-process research and development that was written off in the third quarter of 2005. Research and development costs in the nine months ended September 30, 2005 without the one-time charge would have been $42.3 million, for an increase of $26.4 million for the nine months ended September 30, 2006, compared to the same period of 2005. This dollar increase of $26.4 million was primarily due to increases in our engineering headcount, which increased salary and salary related expense, costs associated with the acquisitions of Rio, Protocom, Oasis and Apogee during the second half of 2005, and increases in the costs of design tools and mask sets, as well as an increase of $4.6 million in stock compensation expense resulting from our adoption of SFAS 123R in the first quarter of fiscal year 2006. The headcount increases, not related to our 2005 acquisitions, were primarily to support hardware and software development on our latest portable multimedia SoCs, the STMP 36XX, STMP 37XX and the SGTV58XX family of products, audio codecs targeted for applications in the PC market, including the Intel High Definition Audio standard, a new digital FM tuner product, as well as development efforts on new amplifier products for consumer applications. The increase in research and development spending has resulted in substantial progress on our completion of the design of our products and the creation of several patentable inventions, enabling us to identify additional U.S. patent applications we will file covering inventions made during the SGTV 58XX, STMP 36XX, STMP 37XX and digital FM tuner design processes. Additionally, the increase in expense is also due to our pursuit of new product development opportunities.

Selling, General and Administrative. Selling, general and administrative expenses increased to $37.9 million, or 31.1% of revenues, for the nine months ended September 30, 2006, from $27.4 million or 11.3% of revenues, for the nine months ended September 30, 2005. This dollar increase of $10.5 million was primarily due to increases in headcount of sales, marketing, and administrative personnel in the first and second quarters of 2006, including a substantial increase in personnel located in the Asia-Pacific region, and an increase of approximately $2.3 million of stock compensation expense resulting from our adoption of SFAS 123R in the first fiscal quarter of 2006. The increase was also due to increased lease expenses related to additional leased office space both domestically and internationally, as well as increases in legal expenses related to setting up and maintaining our international subsidiaries. These increases were offset by a reduction in legal expenses related to our ITC proceedings in 2005, which were concluded in the third quarter of 2006.

Gain on Asset Disposition. During the third quarter of 2006, we completed the sale of our PC audio codec product line to Integrated Device Technology, Inc. (“IDT”), for total consideration of $81.5 million and recorded a pre-tax gain of $45.6 million that is included in the gain on disposition of assets in the condensed consolidated statements of operations. The consideration consisted of $72.0 million in cash, $5.0 million in accounts receivable which we retained, and $4.5 million in accounts payable assumed by IDT. $7.2 million of the purchase price was deposited into an escrow account upon closing for purposes of settling indemnification claims for the one-year period following the closing and is classified as restricted cash in the condensed consolidated balance sheets.

Other Income (Expense). Interest income decreased to $2.1 million for the nine months ended September 30, 2006, from $3.2 million for the nine months ended September 30, 2005. This was due to a decrease in our cash, restricted cash and investments in short-term marketable securities balances, as a result of the $50.9 million of cash used in financing our ongoing operations, and the $30.0 million repurchase of shares of our common stock in February 2006, offset by the proceeds received from the sale of our PC audio codec product line to IDT on July 31, 2006.

Income Tax Expense. Our income tax expense of $2.2 million for the nine months ended September 30, 2006, represents a decrease in income tax expense from our income tax expense of $23.9 million for the nine months ended September 30, 2005. This decrease was primarily due to decreased income before taxes, as well as a change in the estimate of our effective tax rate. At September 30, 2006, our effective tax rate estimate for the year ended December 31, 2006, was 5.5%. This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, non-deductible charges related to stock based compensation, one time benefits related to a change in our international tax strategy in the second quarter of 2006, and the effect of the allocation of non-deductible goodwill to the gain on the IDT transaction. The gain on the IDT transaction resulted in tax expense of $21.3 million, all of which was recorded as a discrete period expense in the third quarter of 2006 in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. At September 30, 2005, our effective tax rate estimate for the year ended December 31, 2005 was 42.3%. This estimate differed from the statutory rate primarily due to non-deductible charges related to acquisitions, research and development tax credits, charges associated with licensing intellectual property to foreign subsidiaries, and the effect of different tax rates in foreign jurisdictions.

During the nine months ended September 30, 2006, we changed our IP migration strategy. As a result, we made a voluntary tax election that changed the tax status of our Cayman subsidiary thereby causing a deemed liquidation of the subsidiary for US federal income tax purposes. This resulted in a one-time benefit of $9.3 million that was recognized in the nine months ending September 30, 2006.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments. The following table presents working capital, cash and cash equivalents and short-term investments (in thousands):

	September 30, 2006	September 30, 2005	Increase (Decrease)
Working capital	$121,440	$134,125	$(12,685)
Cash and cash equivalents(1)(2)	42,878	49,427	(6,549)
Short-term investments(1)	60,048	57,864	2,184

(1)	Included in working capital.
(2)	Includes restricted cash.

Our working capital as of September 30, 2006, represents a decrease from our working capital as of September 30, 2005 primarily due to $30.0 million in cash used in repurchasing our common stock in February 2006, as well as the $50.9 million of cash used by operating activities during the nine months ended September 30, 2006, which was offset by the $72.0 million in proceeds received from the disposition of the PC audio codec product line in the third quarter of 2006. This decrease was further negatively impacted by a decrease in cash proceeds for issuances of common stock in connection with the exercise of employee stock options and pursuant to our employee stock purchase plan.

We have historically financed our operations primarily through cash from our financing activities and our operating activities. Our principal source of liquidity as of September 30, 2006, consisted of $102.9 million in cash, cash equivalents and short-term investments. Our short-term investments consist primarily of corporate, state and municipal securities. During the third quarter of 2006, we completed the sale of our PC audio codec product line to IDT for total consideration of $81.5 million. The consideration consisted of $72.0 million in cash, $5.0 million in accounts receivable which we retained, and $4.5 million in accounts payable assumed by IDT. $7.2 million of the purchase price was deposited into an escrow account upon closing for purposes of settling indemnification claims for the one-year period following the closing and is classified as restricted cash in the condensed consolidated balance sheets. Refer to Note 10 of the condensed consolidated financial statements for additional information on this disposition.

Operating Activities. Net cash used in operating activities was $50.9 million during the nine months ended September 30, 2006, compared to net cash provided of $56.2 million for the nine months ended September 30, 2005. Operating cash flows during the nine months ended September 30, 2006, reflect our net loss of $10.3 million, adjustments primarily for depreciation, amortization, and stock-based compensation expense of $17.8 million, deferred income taxes of $4.5 million, gain on asset dispositions of $45.7 million and a net decrease from the changes in assets and liabilities of $7.5 million. Our accounts receivable decreased $20.3 million during the nine months ended September 30, 2006, due to decreases in revenues and the timing of customer payments, compared to an increase of $14.8 million, during the nine months ended September 30, 2005 due to increases in revenue at that time. Our accounts payable decreased $20.7 million during the nine months ended September 30, 2006, primarily due to less inventory purchases, compared to an increase of $7.3 million, during the nine months ended September 30, 2005. Our inventories increased $12.3 million during the nine months ended September 30, 2006, and decreased $3.5 million during the same period of 2005, this increase is due to decreases in demand for our products during the beginning of 2006 that led to lower than expected revenues. In 2005, the increase in inventory was driven by the higher levels of demand for our products at that time, primarily from Creative and ASUSTEK Computer, Inc. Our reserve for slow-moving and obsolete inventory as a percentage of total inventory was 5.3% and 11.0% as of September 30, 2006, and September 30, 2005, respectively. We monitor and analyze our inventory for obsolescence, adjust this reserve accordingly, and as a result, the reserve increased by $0.4 million during the nine months ended September 30, 2006.

The decrease in deferred revenue and other liabilities of $4.2 million during the nine months ended September 30, 2006, is net of a $3.9 million decrease in deferred revenue and $0.3 million decrease in deferred rent and other liabilities. The decrease in deferred revenue is primarily due to our lower revenue levels in 2006, as well as improved management of distributor inventory. Our deferred revenue and other liabilities decreased by $4.1 million during the nine months ended September 30, 2005 due to a lower amount of our products held at distributors required to enable them to meet customer demand of our products. Income taxes payable increased by $9.5 million and $4.1 million for the nine months ended September 30, 2006 and 2005, respectively. Research and development resources are required to develop and expand our core technologies and proprietary product offerings. Our research and development expenses were $68.7 million and $53.7 million during the nine months ended September 30, 2006 and 2005, respectively. These expenditures resulted in the enhancement of our product offerings, technological know how and inventions that have yielded several U.S. patents and pending U.S. patents. We expect to continue to incur significant research and development expenses and will fund these expenses with operating cash flow and existing cash balances. Included in research and development for the nine months ended September 30, 2006, was $4.6 million for the SFAS 123R stock based compensation charge.

Investing Activities. Our investing activities provided cash of $47.5 million and used cash of $38.0 million during the nine months ended September 30, 2006 and 2005, respectively. Investing activities during the nine months ended September 30, 2006, were primarily the proceeds received from the sale of our PC audio codec product line to IDT, while cash used for investing activities during the nine months ended September 30, 2005 were primarily the cash used in the acquisitions of Rio, Protocom and Oasis. Investing activities during the nine months ended September 30, 2006 and 2005, also included proceeds from maturities of and purchases of short-term investments, and purchases of property, plant, equipment, software and intangible assets.

The fair value of our investments in marketable securities at September 30, 2006, was $60.0 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds.

Capital expenditures were $9.0 million and $11.2 million during the nine months ended September 30, 2006 and 2005, respectively. These expenditures during the nine months ended September 30, 2006, were incurred primarily for the purchase of engineering tools, computer equipment, and software.

Financing Activities. Our financing activities used $26.8 million and provided $4.0 million of cash during the nine months ended September 30, 2006 and 2005, respectively. On January 24, 2006, our Board of Directors authorized a share repurchase plan for up to $30.0 million of our common stock. During the nine months ended September 30, 2006, we purchased approximately 2.6 million shares for $30.0 million. We received $0.7 million and $2.3 million in proceeds from the exercise of employee stock options during the nine months ended September 30, 2006 and 2005, respectively. We also received $1.7 million from the purchase of stock under our Employee Stock Purchase Plan during each of the nine months ended September 30, 2006 and 2005, respectively.

Capital Requirements. We expect to reduce our operating expenses in future periods from current levels., Additionally, as part of our growth and diversification strategy, we may evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would compliment or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities. We intend to fund these activities with cash generated from operations and existing cash balances. An increase in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses, working capital as well as capital expenditures will constitute a material use of our cash resources.

We would have recognized a net loss in the third quarter of 2006 if we excluded the $45.6 million pre-tax gain on the sale of our PC audio codec product line to IDT and there can be no assurances that we can reduce our net losses and negative cash flow in the foreseeable future. Also, there can be no assurances that we can raise capital as needed to fund our operations on an ongoing basis. However, based on current business conditions and our current operating and financial plans, but subject to the discussion in Item 1A “Risk Factors” below, we believe our existing cash, restricted cash and short-term investments balances, together with cash generated from the sale of our PC audio codec product line will be sufficient to meet our anticipated cash needs for at least the next 12 months. The amount of cash used in the nine months ending September 30, 2006, included $20.7 million in reductions in accounts payable and a $12.3 million increase in the level of our inventory. We do not expect accounts payable or inventory fluctuations to be as significant in the near future. Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, the continuing market acceptance of our products and the realization of contingent payouts resulting from our acquisitions. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. If we are unable to obtain additional financing if needed, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial conditions, and operating results. We may enter into strategic arrangements in the future which also could require us to seek additional equity or debt financing.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because this can vary in each situation, actual results may differ from the estimates under different assumptions and conditions.

We believe the following critical accounting policies affect our more significant judgments used in the preparation of our financial statements.

Revenue Recognition. We recognize revenues in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B (“SAB 101”) and SAB 104, Revenue Recognition. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. These criteria are usually met at the time of product shipment. However, we do not recognize revenue until all customer acceptance requirements have been met, when applicable. Revenues from product sales to customers other than distributors are generally recognized upon shipment and reserves are provided for estimated allowances.

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

Stock-Based Compensation. Prior to January 1, 2006, employee stock awards under our compensation plans were accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, FASB Interpretation No. 44, Emerging Issues Task Force (“EITF”) Issue No. 00-23, and related interpretations. We accounted for equity awards issued to non-employees in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure, and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and related interpretations. For employee stock awards, we have historically adhered to the disclosure-only provisions of these applicable accounting principles.

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

On December 31, 2005, we accelerated the vesting of approximately 1.8 million unvested stock options outstanding under our stock plans with exercise prices per share of $20.00 or higher. The options had a range of exercise prices between $20.03 and $55.86 and a weighted average exercise price of $31.10. The closing price of our common stock on December 16, 2005, the day our Board of Directors approved the acceleration, was $13.34. In accordance with SFAS No. 123, we expensed the remaining unrecognized compensation cost associated with the options with accelerated vesting in the pro forma disclosure. These actions were taken in order to avoid expense recognition in future financial statements upon adoption of SFAS 123R. The aggregate pre-tax expense associated with the accelerated options that would have been reflected in our consolidated financial statements in future fiscal years was approximately $25.9 million, which was included in the pro forma disclosure of stock-based employee compensation expense for the year ended December 31, 2005.

As a result of adopting SFAS 123R on January 1, 2006, our income (loss) before income taxes for the nine months ended September 30, 2006, included $6.9 million of stock compensation expense that would not have been recognized if we continued to account for share-based compensation under APB Opinion No. 25. Applying the provisions of SFAS 109, Accounting for Income Taxes (“SFAS 109”), on an annual basis, the adoption of SFAS 123R had a negative $5.8 million impact on the net income (loss) for the nine months ended September 30, 2006. Also, basic and diluted loss per share for the same period were $0.16 higher due to our adopting SFAS 123R.

Prior to adopting SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the condensed consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement reduced net operating cash flows and increased net financing cash flows for the nine months ending September 30, 2006, by approximately $0.9 million.

The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms, risk-free rates and dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those shares expected to vest. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different. We periodically evaluate the assumptions used in the Black-Scholes model, and calculate expected volatility based on a combination of our historical and implied volatility. We calculate the expected term using the “simplified” method prescribed in Staff Accounting Bulletin No. 107, Share-Based Payment.

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

During the nine months ended September 30, 2006, no RSUs vested. We had $15.2 million of total unrecognized compensation costs related to stock options and RSUs at September 30, 2006, that are expected to be recognized over a weighted-average period of 2.8 years.

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

Accounting for Income Taxes. We account for income taxes under SFAS 109. Under this method, we estimate the current tax liability and the tax effect of temporary difference between the financial and tax accounting recognition of income and expenses. We record deferred tax assets and liabilities for this temporary difference. We then assess the likelihood that the deferred tax asset will be recovered from future taxable income and feasible tax planning strategies and, to the extent we believe that recovery is not likely, we establish a valuation allowance against the deferred tax asset.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value (“SFAS 157”). SFAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 17, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108. We do not believe the adoption of SAB 108 will have an impact on our consolidated financial statements.

In June 2006, the FASB ratified EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“Issue 06-2”). Issue 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in Statement 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment to accumulated deficit approach upon adoption. We will apply the accounting prescribed by this Issue in fiscal year 2007 and we are currently evaluating the impact, if any, that the adoption of this Issue will have on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are still evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations and liquidity.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing the income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on the market value of our investments. As of September 30, 2006, all of our investments were in money market accounts or investment grade securities.

Foreign Currency Risk

We are exposed to foreign currency fluctuations. Sales and inventory purchases made by us and our subsidiaries are denominated in U.S. dollars. A small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risk related to these transactions are deemed to be immaterial to us as a whole.

Item 4: Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2006, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosures. During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Many participants in the semiconductor industry have a significant number of patents and have frequently demonstrated a willingness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. In the past, some of these claims have led to litigation. We cannot assure you that actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets, or invalidity of our patents will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not materially and adversely affect our business, financial condition and results of operations. As of September 30, 2006, we were party to the following legal proceedings:

Actions Semiconductor.

On January 4, 2005, we filed a lawsuit against Actions Semiconductor Company, Ltd., based in Zhuhai, Guangdong, China (“Actions Semiconductor”), in the U.S. District Court for the Western District of Texas, Austin Division. We assert that certain Actions Semiconductor ICs that are incorporated as components in MP3 players being shipped into the U.S. infringe multiple SigmaTel patents related to our portable multimedia SoCs. We are seeking damages and requesting a permanent injunction prohibiting Actions Semiconductor from designing, manufacturing or selling the infringing MP3 integrated circuits in the U.S. We are also requesting a permanent injunction prohibiting further shipment of products into the U.S. that use Actions Semiconductor ICs. In May, 2005, this U.S. District Court case was formally stayed, by mutual agreement of the parties, during the pendency of the U.S. International Trade Commission (the “ITC”) investigation described below.

On March 14, 2005, we filed a complaint requesting that the ITC initiate an investigation of Actions Semiconductor, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. (“U.S.”) after importation of certain audio processing ICs and other products containing these audio processing ICs. In our complaint, as amended, we asked the ITC to investigate whether certain Actions Semiconductor products infringe one or more of the claims of U.S. Patent Nos. 6,137,279 and 6,366,522. On April 18, 2005, the ITC instituted an investigation into Actions Semiconductor’s actions based on our allegations. We are seeking a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate. During the course of the ITC investigation, we dropped our infringement assertion of the 6,137,279 patent and asserted an additional patent—Patent No. 6,633,187. The ITC conducted a hearing on the merits in late

November 2005. In March 2006, the ITC administrative law judge, (“ALJ”), determined that Actions Semiconductor infringed the two patents asserted by us and recommended that an exclusion order be issued which prevents the importation of infringing Actions’ chips and certain MP3 players which contain these chips. The ALJ’s initial decision was reviewed by the full ITC, which, in June 2006, issued a decision that altered the ALJ’s construction of one of the patents at issue and asked the ALJ to make some further determinations. On August 4, 2006, the ALJ concluded that in light of the ITC’s revised claim construction, certain Actions Semiconductor chips, when operating under the control of a particular firmware version, do not infringe our 6,366,522 patent.

On September 15, 2006, the ITC issued a Limited Exclusion Order in favor of SigmaTel. The Order will eventually preclude the importation into the U.S. of MP3 players containing certain chips manufactured by Actions Semiconductor which contain 2 GB of flash memory or less. A complete copy of the Order is available at the ITC’s website – www.usitc.gov.

Telechips Inc.

On April 4, 2006, we filed a lawsuit against Telechips Inc., based in Seoul, South Korea (“Telechips”), in the U.S. District Court for the Eastern District of Texas, Marshall Division. We assert that certain Telechips ICs that are incorporated as components in MP3 players being shipped into the U.S. infringe multiple SigmaTel patents. On July 27, 2006, we dismissed this lawsuit, without prejudice.

Item 1A. Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of September 30, 2006, and for the three and nine month periods then ended contained elsewhere in this Form 10-Q.

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

We have incurred net losses in prior periods, and we will likely incur losses in the future, and if we cannot return to sustained profitability, our liquidity and ability to operate our business effectively could be adversely affected.

We have incurred net losses in the past and we will likely continue to incur net losses in the future. We recognized a net loss of $10.3 million during the nine months ended September 30, 2006, and our results of operations for the three and nine months ended September 30, 2006, include a non-cash charge of approximately $1.9 million and $6.9 million, respectively, related to stock-based compensation. We will continue to incur stock-based compensation in the future as a result of past and potentially future stock options or restricted stock unit grants. Further, due to our recent adoption of Financial Accounting Standard Board Statement No. 123R, we are now required to apply certain expense recognition provisions to share-based payments to employees using the fair value method, which expense recognition will further negatively impact our profitability and could cause us to have difficulty becoming profitable again in future quarterly or annual periods. Our ability to become profitable again and to maintain profitability depends on the rate of growth of our target markets, the continued market acceptance of our customers’ products, the competitive position of our products, and our ability to develop new products. Even though we have achieved profitability in the past, we may not be able to become profitable again or sustain or increase profitability on a quarterly or an annual basis. Our operating activities used $50.9 million of cash in the nine months ending September 30, 2006, compared to cash provided by operating activities of $56.2 in the same period of 2005. If we continue to experience negative cash flow from operations over a prolonged period of time or if we suffer unexpected cash outflows, our liquidity and ability to operate our business effectively could be adversely affected.

Our limited history of sales of our newer products makes it difficult to evaluate our prospects.

We began shipping our latest portable multimedia SoC product, the STMP 36XX family, in the fourth quarter of 2005. Sales of the STMP 35XX and STMP 36XX families of products are highly dependent upon continued acceptance of portable multimedia players by consumers. Since we cannot accurately monitor sell-through of our ultimate end customers’ portable multimedia players which contain our portable multimedia SoCs, it is possible that some of these products may not be selling through. As a result, our customers could experience inventory growth that could cause them to purchase fewer products from us or seek to return products to us in the future. There can be no assurance that our customers have not or will not place orders in excess of their requirements in response to actual or perceived shortages in the supply of our ICs. In such event, it will be more difficult for us to forecast our future revenues and budget our operating expenses, and our operating results would be adversely affected to the extent such excess orders are cancelled or rescheduled. We have limited historical financial data from which to predict our future sales and operating results for our portable multimedia SoCs and other key products that we have recently introduced. Our limited operating experience with these products, combined with the rapidly evolving nature of the markets in which we sell our products, including decreases in the overall average selling prices of our products, and other factors which are beyond our control, limit our ability to accurately forecast quarterly or annual sales. Because most of our expenses are fixed in the short term or incurred in advance of anticipated sales, we may not be able to decrease our expenses in a timely manner to offset any shortfall in sales. We have recently expanded our staffing and increased our expenditures to support future growth. If our growth does not materialize, our operating results would be adversely impacted.

We do not expect to return to our historic growth rate in the future.

Due primarily to increased sales of our portable multimedia SoCs, in the past we experienced significant revenue growth and gained significant market share in a relatively short period of time. Specifically, our annual revenues increased from approximately $30.9 million in 2002, to $100.2 million in 2003, to $194.8 million in 2004, and to $324.5 million in 2005. However, revenues decreased from $242.5 million for the nine months ended September 30, 2005 to $121.8 million for the nine months ended September 30, 2006, and we do not expect revenue growth or market share gains similar to those that we experienced from 2002 to 2005 in future periods. We have faced a number of challenges that have affected our operating results during the past year and a half, including extreme competition in the portable multimedia SoCs market, continuing erosion of average selling prices of our portable multimedia SoCs, delays in delivering new product features to existing and new customers, and price volatility and shortages of other components used to build our customer’s devices. Although we have taken and are continuing to take steps to address these challenges and to improve our results of operations, we cannot provide assurance that we will return to profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

Stock-based compensation plans.

We currently have three active stock-based compensation plans, namely the SigmaTel 1995 Stock Option/Stock Issuance Plan, the SigmaTel 2003 Equity Incentive Plan, and the SigmaTel Employee Stock Purchase Plan. We have historically accounted for employee stock awards under our stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation No. 44, Emerging Issues Task Force (“EITF”) Issue No. 00-23, and related interpretations and Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. We currently account for equity awards issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services and related interpretations. For employee stock awards, we have historically adhered to the disclosure-only provisions of these applicable accounting principles. In December 2004, the FASB issued a revision to SFAS No. 123 (“SFAS No. 123R”) that eliminates the alternative to use the disclosure-only provisions of SFAS No. 123, thereby requiring entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. As a result of our adoption of SFAS No. 123R, we recognized approximately $6.9 million in stock-based compensation expense during the nine months ended September 30, 2006.

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

For the nine months ended September 30, 2006 and 2005, sales to our top five customers accounted for approximately 52.7% and 56.1%, respectively, of our revenues. Our operating results in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our ICs. Our revenues would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers who place large orders, would harm our financial performance. Because our sales are made by means of customer purchase orders rather than long term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

We rely on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these sales channels, our revenues would likely decline.

Sales to a small number of distributors generate a significant amount of our revenues. Our sales through distributors accounted for 31.6% and 54.9% of our revenues for the nine months ended September 30, 2006 and 2005, respectively. Despite the decreases as a percentage of total revenues, the dollar amount of our products sold through distributors is significant. If our distributors were to materially reduce their purchases from us, our business, financial condition and results of operations would suffer.

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

Sales of our portable multimedia SoCs accounted for 90.6% of our revenues in the year ended December 31, 2005 and 72.5% of our revenues in the nine months ended September 30, 2006. Our future success depends on our ability to develop successful new products in a timely and cost-effective manner. We are required to continually evaluate expenditures for planned product developments and choose among alternatives based upon our expectations of future market trends. We cannot assure you that we will be able to develop and introduce new or enhanced products in a timely and cost-effective manner or that our products will generate significant revenues. The development of our ICs is highly complex, and successful product development and market acceptance of our products depend on a number of factors, including:

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

All of the principal foundries that manufacture our products and all of the principal subcontractors that assemble, package, and test our products are located in Malaysia, Singapore, China or Taiwan. Many of our customers are also located in these areas. The risk of an earthquake in these Pacific Rim locations is significant. The occurrence of an earthquake or other natural disaster near these foundries or subcontractors could result in damage, power outages and other disruptions that impair their production and assembly capacity. Any disruption resulting from earthquakes, other natural disasters or other events that would disrupt or impair our foundries’ or subcontractors’ production and assembly capacity could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling, packaging or production testing from the affected contractor to another third-party vendor. While we have some foundry capacity in the U.S., we may not be able to increase our foundry capacity in the U.S., or obtain other alternate foundry capacity on favorable terms, if at all. The 2003 outbreak of SARS curtailed travel to and from certain countries (primarily in the Asia-Pacific region) and limited travel and shopping within those countries and any future outbreaks of SARS, bird flu, or other public health concerns could have similar consequences. In addition, outbreaks of disease or other disasters could limit consumer demand for our ICs or the products that use our ICs.

The recent changes in our organization, including recent acquisitions and dispositions, have placed a significant strain on our management, personnel, systems and resources, and the continued success of our business depends on our ability to successfully manage these changes or any organization changes.

Our organization has changed rapidly, and further organizational changes may be required, particularly in Asia, to address our strategic objectives and potential growth in our customer base. We have changed our organization through acquisitions and dispositions, opening international locations and through increasing headcount internationally. We also announced the elimination of a total of 60 employee positions in the U.S. during the fourth quarter of 2006. These changes have placed, and any future organizational changes will continue to place a significant strain on our management, personnel, systems and resources. If we are unable to manage our organizational changes effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan or respond to competitive pressures. To successfully manage our organization, we believe we must effectively:

•	hire, train, integrate and manage qualified engineers for research and development activities, sales and marketing personnel, and financial and information technology personnel;

•	continue to enhance our customer resource management and manufacturing management systems;

•	expand and upgrade our core technologies;

•	manage multiple relationships with our distributors, suppliers, and other third parties;

•	manage the recent transition of our PC audio codec product line to IDT; and

•	manage the domestic reduction in force during the fourth quarter of 2006.

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

We face competition from a relatively large number of competitors in each of our targeted markets. In the consumer audio markets, we compete primarily with Micronas, Cirrus Logic, and Wolfson. In the portable multimedia player market, our principal competitors include Actions Semiconductor, ALi, Freescale Semiconductor, Philips Semiconductor, PortalPlayer, Rock Chip, Samsung, Sunplus, Telechips, and Texas Instruments. Within the digital video camera market we compete primarily with Texas Instruments and Ambarella. Within the MFP market, we compete primarily with Zoran Corporation and in-house captive suppliers. In the television audio market, we compete primarily with Micronas and ST Microelectronics. We expect to face increased competition in the future from our current and emerging competitors. In addition, some of our customers have developed and other customers could develop their own internal ICs that could replace their need for our products or otherwise reduce demand for our products.

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

To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other IC designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in 0.35 micron, 0.18 micron, 0.16 micron and 0.13 micron geometry processes. In the future, we are planning to migrate some of our products to 90 nanometer process technologies. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies and new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If any of our foundry subcontractors or we experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and adversely impact our operations. As smaller geometry processes become more prevalent, we expect to continue to integrate more functionality, as well as third party intellectual property, into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, if at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our operating results, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

We have substantial international activities, which expose us to additional business risks including increased logistical complexity and political instability.

In the third quarter of 2004, we established an international subsidiary and opened an office in Hong Kong. During 2005 and 2006, we opened branch offices in Taipei, Taiwan and Shenzhen, China, and established international subsidiaries and opened offices in Singapore, Seoul, South Korea, Tokyo, Japan, Shenzhen, China, and Cambridge, England. The percentage of our revenues, from customers located outside of the U.S., was 99.0% for the nine months ended September 30, 2006, and 97.2% for the nine months ended September 30, 2005. We plan to expand our international sales and operations activities, but may not be able to maintain or increase international market demand for our products. Our international sales and operations are subject to a number of risks, including:

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

We believe that the protection of our intellectual property rights will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. Despite these efforts, unauthorized parties have infringed our intellectual property in the past, and may attempt to copy or otherwise obtain and use our intellectual property in the future. Monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent infringement of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the U.S. Many U.S. companies have encountered substantial infringement problems in foreign countries, including countries in which we sell products. We currently hold relatively few non-U.S. patents. We cannot be certain that patents will be issued as a result of our pending applications nor can we be certain that any issued patents would protect or benefit us or give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable. We also cannot be certain that others will not copy our unpatented intellectual property or develop effective competing technologies on their own.

Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation, which could subject us to liability, require us to stop selling our products or force us to redesign our products.

In recent years, there has been significant litigation in the U.S. involving patents and other intellectual property rights in the semiconductor industry. In the past, we have found it necessary to engage in litigation to enforce and defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. For example, in 2000, we settled a patent infringement and trade secret claim filed by Cirrus Logic related to our audio codec products. For example, in January 2005, we filed a lawsuit against Actions Semiconductor and requested the U.S. International Trade Commission initiate an investigation against Actions Semiconductor’s products, seeking to halt Actions’ infringement of our intellectual property rights. In 2006, we filed a number of lawsuits in China to stop the infringement of our Chinese Moon-Hwang patent. We believe future litigation involving intellectual property could occur.

From time to time, we receive letters from various industry participants alleging one or more of our products infringes the participants’ patents or trade secrets. We typically respond when appropriate and as advised by legal counsel. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Additionally, lawsuits arising in foreign countries where the intellectual property laws are not as developed as the U.S. create greater uncertainty in the outcome of the lawsuit and the potential damages that might be available to the asserting party than comparable lawsuits in the U.S. Any lawsuit, regardless of its success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any intellectual property litigation also could force us to do one or more of the following:

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

We have historically indemnified our customers for certain costs and damages of patent infringement in circumstances where our product is the factor creating the customer’s infringement exposure. This practice may subject us to significant indemnification claims by our customers, and one of our key customers has requested indemnification from us relating to a patent infringement allegation received from a third party. In some instances, our products are designed for use in devices manufactured by our customers that comply with international standards, such as the MP3 standard. These international standards are often covered by patent rights held by third parties, which may include our competitors. The combined costs of identifying and obtaining licenses from all holders of patent rights essential to such international standards could be high and could reduce our profitability or increase our losses. The cost of not obtaining such licenses could also be high if a holder of such patent rights brings a claim for patent infringement. We are aware that certain of our customers have received notices from third parties seeking to grant a royalty bearing patent license to those customers and claiming that those customers’ manufacture and sale of products capable of decoding MP3 files violates patents in which the third parties have the right to enforce. In the contracts under which we distribute MP3 decoding products, we generally (but not always) have not agreed to indemnify our customers with respect to patent claims related to MP3 decoding technology. However, we cannot assure you that claims for indemnification will not be made or that if made, such claims would not have a material adverse effect on our business, operating results or financial condition.

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

Under generally accepted accounting principles, we are required to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We are required to test goodwill for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, deterioration of our performance, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our goodwill or amortizable intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of September 30, 2006, our goodwill and amortizable intangible assets totaled approximately $93.6 million.

We may not be able to realize benefits from our deferred tax assets if we continue to record operating losses in the future and the recording of increased deferred tax asset valuation allowances in the future could affect our operating results.

We account for income taxes under SFAS 109, Accounting for Income Taxes. Under this method, we estimate the current tax liability and the tax effect of temporary differences between the financial and tax accounting recognition of income and expenses. We record deferred tax assets and liabilities for these temporary differences. We then assess the likelihood that the deferred tax asset will be recovered from future taxable income and feasible tax planning strategies and, to the extent we believe that recovery is not likely, we establish a valuation allowance against the deferred tax asset. In evaluating the need for a valuation allowance, we take into account various factors, including objective evidence obtained from historical earnings, future sales commitments, the expected level of future taxable income and available tax planning strategies, and the impact the alternative minimum tax has on utilization of deferred tax assets. The establishment of the valuation allowance is recorded as a reduction to the deferred tax asset and an increase to income tax expense or a reduction to net income in the period of determination. We currently have significant net deferred tax assets resulting from tax credit carry forwards, net operating losses, and other deductible temporary differences which are available to reduce taxable income in future periods. If we are not able to generate sufficient future taxable income, we may not be able to realize the full benefits of our remaining deferred tax assets and would record a valuation allowance against current and noncurrent deferred tax assets (liabilities) reflected on the September 30, 2006, condensed consolidated balance sheet of $(0.9) million and $5.5 million, respectively. The recording of a valuation allowance would have an adverse effect on our results of operations and financial condition.

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

We prepare our financial statements to conform to generally accepted accounting principles, or GAAP, in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, or FASB, the Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, we adopted FASB Statement No. 123R, effective January 1, 2006, and we are now required to apply certain expense recognition provisions to share-based payments to employees using the fair value method. This new accounting policy will have a material adverse effect on our financial position, results of operation and cash flow, and any other changes in accounting policies in the future may result in significant accounting charges.

Being a public company increases our administrative costs.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and new listing requirements subsequently adopted by Nasdaq in response to Sarbanes-Oxley, have required changes in corporate governance practices of public companies. These new rules, regulations, and listing requirements have increased our legal and financial compliance costs, and made some activities more time consuming and costly. For example, as a result of becoming a public company, we have added additional independent directors, created several board committees, adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and a financial printer, adopted an insider trading policy, and have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. These new rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance, and could make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

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

SIGMATEL, INC.

Dated: November 6, 2006	By:	/s/ Ross A. Goolsby
Ross A. Goolsby
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number
3.1	(1)	Second Restated Certificate of Incorporation of SigmaTel, Inc.

3.2	(2)	Amended and Restated Bylaws of SigmaTel, Inc.

2.1	(3)	Asset Purchase Agreement, dated July 25, 2006, by and between Sigmatel and IDT.

4.1	(2)	Specimen certificate for shares of common stock.

10.1	(4)	SigmaTel, Inc. Executive Change in Control Severance Plan.

31.01		Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02		Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to Exhibit 3.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2006.
(4)	Incorporated by reference to Exhibit 99.1to the Registrant’s Current Report on form 8-K, filed with the Securities and Exchange Commission on September 1, 2006.