Form 10-K
period 2006-12-31
SIGMATEL INC
filed 2007-03-16
CIK 1043639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50391

SIGMATEL, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2691412
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 S. MoPac Expressway

Suite 100

Austin, Texas 78746

(512) 381-3700

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.0001 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2006) was $145,650,258 (assuming, for this purpose, that only directors and executive officers are deemed affiliates).

The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, was 35,528,928 as of January 31, 2007.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SIGMATEL, INC.

ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT

Except for the historical financial information contained herein, the matters discussed in this report on Form 10-K (as well as documents incorporated herein by reference) may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based upon current expectations that involve risks and uncertainties and include declarations regarding the intent, belief or current expectations of us and our management and may be signified by the words “believes”, “anticipates”, “plans”, “expects”, “intends” and similar expressions. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this report. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements, whether as a result of new information, future events, or otherwise. All discussion in this report should be read in conjunction with our consolidated financial statements and the accompanying notes contained in this report. Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us” and “SigmaTel” refer to SigmaTel, Inc. and its consolidated subsidiaries.

PART I

Item 1.	Business.

Overview

We are a fabless semiconductor company that designs, develops, and markets proprietary, analog-intensive, mixed-signal integrated circuits, or ICs, for a variety of digital multimedia products in the consumer electronics markets, including digital media players, printers, and digital televisions. We provide our customers complete, system-level solutions that include highly-integrated ICs, customizable firmware, software development tools, reference designs, and applications support. Our focus on providing system-level solutions enables our customers to rapidly introduce and offer electronic products that are small, light-weight, power-efficient, reliable, cost-effective, and capable of performing multiple desired functions.

We were founded in 1993 with an initial focus on providing semiconductor design services on a contract basis. In 1995, we began developing our own IC products. In early 2001, we redirected our development efforts towards host audio codecs and portable multimedia systems on chips (“SoCs”). We made our first commercial shipments of portable multimedia SoCs in 2001. The primary market for these products is the portable multimedia player market. During 2001, we also began to sell our audio codecs into the consumer electronics market for products such as DVD players and set-top boxes. We made our first commercial shipments of both printer ICs and digital video camera ICs in the third quarter of 2005 as a result of the Oasis Semiconductor, Inc. (“Oasis”) and Protocom Corporation (“Protocom”) acquisitions (see Note 7 of Notes to Consolidated Financial Statements).

Our principle executive offices are located at 1601 S. MoPac Expressway, Suite 100, Austin, Texas 78746 and our telephone number at that location is 512-381-3700. We also have international offices and operations in Hong Kong, Taipei, Taiwan, Shenzhen, China, Singapore, Seoul, South Korea, Tokyo, Japan, and Cambridge, England. Our internet address is www.sigmatel.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our common stock trades on the Nasdaq Global Market under the symbol “SGTL.” The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website.

Industry Background

Analog ICs monitor and manipulate real world signals such as sound, light, pressure, motion, temperature, and electrical current, and are used in a wide variety of electronic products such as Personal Computers, or PCs, cellular handsets, DVD players, digital still and video cameras, printers, automotive electronics, and medical imaging equipment. Digital ICs perform arithmetic functions on data represented by a series of ones and zeroes, provide critical processing power, and have enabled many of the computing and communication advances of recent years. As digital systems proliferate, there is a growing need for analog functionality to enable these digital systems to interface with the real world.

Several powerful trends are driving demand for analog-intensive, mixed-signal ICs in electronic devices:

•

Smaller, Lighter and More Power-Efficient Portable Electronic Devices. Consumers are increasingly demanding portable electronic devices that enable them to enjoy digital media, communicate, and compute independent of physical location. Consumers increasingly desire electronic devices that include wireless connectivity technologies, such as Wireless LAN or Bluetooth connectivity. To respond to demand for smaller, lighter and more power-efficient portable electronic devices, manufacturers are increasingly seeking highly-integrated semiconductor solutions.

•

Demand for Enhanced Audio and Visual Capabilities. Increasing broadband usage, a growing selection of digital media content, such as compressed digital audio and video files and digital photographs, and a rapid decline in the cost of electronic storage, such as flash memory, are driving consumer desire for digital media content and the devices that play such content. In addition, several developments are driving industry growth. In April 2003, Apple Computer introduced its iTunes Music Store, and according to Apple in February 2007, its customers have purchased and downloaded more than 2 billion songs from this online service since inception. In addition to Apple’s iTunes, more than a dozen Microsoft Windows Media Audio (“WMA”) based pay-per-download music sites have become established over the last two and a half years. These sites include MSN Music, Real Networks, Napster, MusicMatch, Walmart, and others. Factors supporting the increase in legitimate, paid-content online music sales include (i) the recording industry’s simultaneous legal challenges to free distribution of copyrighted audio content and its cooperation with companies that distribute digital audio content and (ii) the development of protected, digital rights management plans that allow for varying payment and ownership schemes, such as direct purchases of songs or subscription-based plans. Today, substantially all PCs, and many DVD players and digital TVs feature advanced audio capabilities such as software equalization, which enables control of sound frequencies through software, and sound spatialization, which provides enhanced stereo effects. To continue to satisfy increasing consumer demand for high-quality audio and visual experiences, manufacturers require ICs that incorporate high-fidelity, analog circuitry for converting digital data, such as compressed audio files, into real- world sounds, such as music.

•

Lower Cost Consumer Electronic Products and Growth in Worldwide Consumer Markets. Economic growth and increases in discretionary income in populous developing countries, such as China, are increasing global demand for consumer electronics. At the same time, consumer electronic devices continue to become more affordable. Together, these trends are accelerating worldwide demand for consumer electronic devices.

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

SigmaTel’s Solution

We are a provider of analog-intensive, mixed-signal ICs for a variety of digital multimedia products in the consumer electronics markets, including digital media players, printers, and digital televisions. We offer a complete, system-level solution including highly-integrated ICs, customizable firmware, software development tools, reference designs, and applications support.

Our analog-intensive, mixed-signal ICs provide our customers with the following benefits:

Mixed-Signal Integration Reduces Size and Cost. We are able to integrate into a single IC many of the components of an entire electronic system or sub-system. For example, in our portable multimedia SoCs, we incorporate standard digital components such as a processor and memory, certain peripheral connections such as a USB interface, as well as proprietary analog components such as analog-to-digital and digital-to-analog converters, a DC-DC converter for dynamic power management, and audio signal amplifiers. Our integration of such a large number of analog and digital components on the same IC eliminates significant design challenges that would otherwise be faced by our customers, enabling them to reduce their overall bill of materials cost and to produce smaller, lighter, more reliable and more power-efficient portable products. For example, A-MAX Technology, Apple, Creative Technology, Samsung and Sandisk have used our portable multimedia SoCs to produce portable multimedia players which are approximately the size of a package of chewing gum. Further, we provide a mixed-signal system controller that integrates substantially all of the electronic processing functions of a multi-function printer product onto a single IC, significantly lowering customers’ bills of materials by reducing the number of other components in their printers.

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

Hardware and Software Design for Enhanced End-User Experience. We enable our customers to offer products with superior audio quality and advanced features. Our circuit design expertise has enabled us to design highly-integrated products with low noise levels, and thus high audio quality. Our hardware and firmware architecture, combined with our software development kit, also enables our customers to customize their products with features such as menu structure and options, configuration of buttons, and other aspects of the user interface.

The SigmaTel Strategy

Our objective is to be a leading supplier of highly-integrated, analog-intensive, mixed-signal ICs for the consumer electronics market. To achieve this goal, we are pursuing the following strategies:

Target Multiple High-Growth Portable and Non-Portable Electronic Device Markets. By leveraging our proprietary design methodologies and extensive experience, we intend to introduce new analog-intensive, mixed-signal ICs that are small and power-efficient. We have applied our capabilities successfully to expand into the portable multimedia player, printer, and digital television markets. We are currently a leading supplier of portable multimedia SoCs for use in flash memory-based portable multimedia players. We believe our integration expertise and proprietary power management technology will enable us to efficiently develop new products for existing and emerging portable device market opportunities.

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

Continue to Invest in Technology Development to Extend Market Leadership Position. We believe we have established a reputation as a technology leader in the design and development of analog-intensive, mixed-signal ICs. We intend to extend our technology leadership by leveraging our talented pool of engineers and investing significant resources in recruiting and developing additional expertise in analog-intensive, mixed-signal IC design. As of February 28, 2007, we held 79 U.S. patents and 8 international patents. We are actively expanding our intellectual property position by aggressively investing in research and development and pursuing additional patent applications.

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

Recent Developments

During the third quarter of 2006, we completed the sale of our PC audio codec product line to Integrated Device Technology Inc. (“IDT”) for total consideration of $81.5 million. The consideration consisted of $72.0 million in cash, $5.0 million in accounts receivable which we retained, and $4.5 million in accounts payable assumed by IDT. $7.2 million of the purchase price was deposited into an escrow account upon closing for purposes of settling indemnification claims for the one-year period following the closing. The cash consideration was offset by $2.5 million in closing costs.

Pursuant to the terms of the sale, approximately 60 employees and associated contractors became employees of IDT. In connection with the sale, we entered into several ancillary agreements with IDT, including a transition services agreement designed to ensure a smooth transition of the PC audio codec product line to IDT, and an intellectual property license agreement pursuant to which IDT received rights to certain intellectual property being retained by us related to the PC audio codec product line. As part of the sale, we agreed not to engage in transactions with the PC audio codec product line for a period of two years following the closing.

Effective December 11, 2006, Ross A. Goolsby resigned from his positions as our Vice President of Finance and Chief Financial Officer. Mr. Goolsby held these positions since September 2001. R. Scott Schaefer, formerly our Director of Finance, was appointed as our Vice President of Finance and Chief Financial Officer effective December 11, 2006.

Effective January 1, 2007, Ronald P. Edgerton resigned from his positions as our President, Chief Executive Officer, Chairman and as a member of our board of directors. Mr. Edgerton held these positions since March 2001. Phillip E. Pompa, formerly our Senior Vice President of Portable Systems Group, has been appointed as our President and Chief Executive Officer. William P. Osborne, one of our directors since September 2001, was appointed as Chairman of the board of directors, effective January 1, 2007.

In January 2007, we announced that we are refocusing our business on our three core markets: portable multimedia players; printers; and, digital televisions. We also announced that we are immediately taking steps to reduce our operating costs through cost control measures and reductions in force. As we implement these cost reductions, we will remain focused on retaining our key technical talent and preserving the integrity of our core product offerings. As part of this plan, we have terminated future development efforts with respect to the digital video camera, USB and infrared peripheral, and certain consumer audio codec markets. We expect these cost cutting measures to be completed in the third quarter of 2007.

SigmaTel’s Markets and Products

We currently design, develop and market proprietary, analog-intensive, mixed-signal ICs for portable multimedia players, printers, and digital televisions.

Portable Multimedia SoCs

Advances in file compression technology and growth in broadband internet usage have made it increasingly convenient to store and transfer digital multimedia files. The most common audio standard today, MP3, typically provides a greater than ten-to-one file size reduction for digital audio content. Other standards, such as WMA, and mp3 PRO, offer even greater compression capabilities. The MPEG4 and H.264 video compression standards similarly allow for greater compression of digital video. In recent years, there has been increasing demand for products that play similarly compressed digital multimedia files. These products require ICs to decode the compressed files into audible sounds and visible images.

Our portable multimedia SoCs are highly-integrated, battery-optimized ICs designed to encode and decode compressed multimedia files, such as MP3 and MPEG4 files. We offer a broad range of portable multimedia SoCs at various price points and with a variety of features. Our portable multimedia SoC product offerings are currently divided into the 35XX and 36XX product families.

The 35XX family is our third generation portable multimedia SoC, which we first introduced in the fourth quarter of 2003. Within the 35XX family, we offer a variety of different part numbers with different price points, features and capabilities. All of our 35XX portable multimedia SoCs are based on a 75MHz processing core and mostly support flash-based players. The more advanced products in our 35XX family of portable multimedia SoCs support MP3, WMA, JPEG and motion video playback, MP3 encoding, digital rights management, and voice recording capabilities. Our most advanced 35XX product offerings provide for a battery life of up to fifty hours of MP3 playback, using a single AA battery and listening at medium volume levels. Sales of our 35XX portable multimedia SoCs represented a majority of our revenue for the years ended December 31, 2004, 2005 and 2006. However, as the requirements and complexity of portable multimedia players continue to increase, and average selling prices of our 35XX portable multimedia SoCs continue to decrease, we are focusing more on our implementation of newer-generation portable multimedia SoCs, including the 36XX family.

Our fourth generation of portable multimedia SoC, the 36XX family of products, was first introduced in the fourth quarter of 2005. The 36XX family also encompasses a variety of different part numbers with different price points, features and capabilities. All of our 36XX portable multimedia SoCs are based on a 200 MHz ARM9 processing core, and are designed to support both flash and hard-drive multimedia players. In addition to the features of the most advanced 35XX portable multimedia SoC, our 36XX portable multimedia SoCs offer more advanced video playback functionality and can provide for a battery life of up to seventy hours of MP3 playback, using a single AA battery while listening at medium volume levels.

As portable multimedia players continue to evolve and offer newer, more advanced features, we will continue to evaluate our current product offerings and to consider, and where appropriate, develop new generations of portable multimedia SoCs.

We also offer a companion product to our portable multimedia SoCs, the SigmaTel’s STFM 1000, which is an FM tuner designed to provide the added capability of receiving signals from FM radio stations. The STFM 1000 was designed to use significant blocks of circuitry found on our portable multimedia SoCs, eliminating redundant circuitry which would typically be found in an off-the-shelf FM tuner, which results in an IC that generally consumes less power and is smaller than off-the-shelf FM tuners.

Multi-Function Printer Products

We entered the printer system controller market through our September 2005 acquisition of Oasis. Multi-function printers are complex devices capable of performing multiple tasks, such as printing, copying, scanning and receiving a facsimile. These devices require a variety of high performance semiconductor components, multiple motor controls, print engine control, connectivity technologies, such as analog modems and universal serial bus, or USB, and extensive firmware and software.

Printer vendors face intense pressure to offer high performance products with rich features that are easy to use at attractive prices. Many vendors are finding it is not cost-effective to develop and maintain complex printer technologies. As a result, many printer brand name companies are outsourcing some or all of the design and manufacturing of their printers to third-party contract manufacturers.

Our multi-function printer system controller solutions include: mixed-signal ICs, extensive firmware, reference designs, and development tools. We offer our multi-function printer system controller solutions as application-specific standard products, or ASSPs, so that a wide range of printer vendors can utilize them in their printer products. Our multi-function printer system controller solutions provide substantially all of a printer’s electronic processing functionality, including image capture and processing, motor control, print engine control and connectivity with PCs, and other peripherals. By offering ASSPs with extensive firmware, we enable our customers to rapidly introduce and market high-quality printers and other related products that offer ease of use at an attractive price. Our current printer ASSP products include our DigiColor2, DigiColor2000, DigiColor2100, and STDC 1100 product families.

The DigiColor2 is a color multi-function printer system controller which first went into production in the fourth quarter of 2001. In developing the DigiColor2, we reused the core technology of our earlier DigiColor1 (our first color multi-function printer system controller which first went into production in the first quarter of 2000), increased the power of the microcontroller, and integrated additional image-processing features, USB 1.1 connectivity, and printer controller functionality which allows our multi-function printer system controller solutions to control inkjet print heads directly.

The DigiColor2000 is a mixed-signal, color multi-function printer system controller which first went into production in 2004. In developing the DigiColor2000, we reused the core technology of our DigiColor2 and integrated numerous additional analog and digital features, resulting in lower system cost and greater system functionality. Upgraded features added to the DigiColor2000 include USB 2.0 and USB host support, 802.11 and IrDA wireless support, digital camera support, a scanner analog front-end, a real-time clock, and universal print controller functionality.

The DigiColor2100 is a mixed-signal, color multi-function printer system controller which first went into production in 2005. In developing the DigiColor2100, we reused the core technology of our DigiColor2000 and integrated numerous additional features, resulting in greater system functionality, including direct printing of photographs and dramatically faster image processing. Updated features added to the DigiColor 2100 include DDR DRAM support, full hardware JPEG compression and decompression, color LCD and TV interface capabilities, and support for flash memory cards like CompactFlash, SD and MemoryStick.

During 2006, we introduced the STDC1100 family of mixed-signal, color multi-function printer system controller solutions. This product family is focused on the lower-cost segment of the printer market and is targeted at customers whose products do not require the full performance and feature set of the DigiColor2100.

Additionally, we are applying our printing and printer technologies to some new imaging markets. For example, beginning in 2005, we successfully reused our knowledge of imaging systems to develop chips to address the digital photo frame market. This new product category allows customers to display and organize digital photographs on a flat panel by inserting a flash memory card or by directly connecting their digital camera. During 2006, we also began applying our printer controller offerings to the dye-sublimation personal photo printer market. Our integrated solution provides advantage in those markets because of our superior image processing, our built-in connectivity solutions and our reusable firmware stacks.

Digital Television Audio

During 2006, we introduced a new product family targeted at the digital television market. The SGTV58xx is a family of products which handle all the audio processing functions within a digital television. We integrated several functions into one device including 9 Stereo ADC, SCART DAC, multi-function audio processor, worldwide stereo demodulator, SPDIF I/O, digital I/O, audio switch and headphone amplifier. By integrating all these functions into one device, we simplified the board design and reduced the overall bill of material cost for the audio portion of a digital television. Our target customers included large OEMs as well as ODMs building flat-panel televisions, rear-projection televisions and larger size CRT televisions.

Revenues From Key Product Lines

The following table sets forth our revenues for each product class which accounted for greater than 10% of our revenues during any of the last three years (Audio Codecs include both notebook and desktop PC audio codecs and consumer audio codecs):

	Year Ended December 31,
	2006	2005	2004
Portable MultiMedia SoCs	75.3%	90.6%	89.3%
Audio Codecs (1)	12.1%	*	*
Multi-Function Peripheral Products	11.9%	*	*

*	Less than 10%
(1)	Reported revenues consist primarily of revenues from our PC Audio codec product line which was sold on July 31, 2006.

Customers, Sales and Marketing

Our marketing and sales strategy is to achieve design wins with technology leaders and emerging participants in the portable multimedia player, printer and digital television markets. We rely heavily on both distributors and direct sales efforts to market our products. Our direct and indirect customers include both OEMs and ODMs.

Many of the leading OEMs in our markets use ODMs to manufacture their products. Accordingly, a significant portion of our revenues are based on sales to ODMs by us or our distributors. We have sold products to more than 275 direct and indirect customers during the last twelve months. During the year ended December 31, 2006, Creative Technology, an affiliate until October 2005, contributed 18.9% of our revenues. During the year ended December 31, 2005, G.M.I. Technology, a distributor, ASUSTEK Computer Inc., an ODM, and Creative Technology, an affiliate until October 2005, contributed 18.3%, 14.8% and 13.5% of our revenues, respectively.

We utilize independent sales representatives and distributors with locations throughout the world. These “SigmaTel Qualified Distributors and Sales Representatives” have been selected based on their understanding of the mixed-signal IC marketplace and are measured on their ability to provide effective field sales support for our products. To supplement these sales representatives and distributors, we maintain direct sales offices in Texas, California, Massachusetts, Hong Kong, Taiwan, South Korea, China, Singapore, and Japan. We also utilize application engineers to provide technical, local support and assistance to existing and potential customers in designing, testing and qualifying systems that incorporate our products. Information about our revenues and long-lived assets in different geographic regions of the world is provided in Note 17 of our Notes to Consolidated Financial Statements.

Our marketing group focuses on our product strategy, product development road maps, new product introduction process, demand assessment and competitive analysis. The group works closely with our sales and research and development groups to align our product development road maps to meet key channel technology requirements. In coordination with our development, operations and sales groups, as well as our ODMs, OEMs and distributors, the marketing group also ensures strategically that product development activities, product launches, channel marketing program activities, and ongoing demand and supply planning occur in a well-managed, timely manner.

Our sales are made primarily pursuant to customer purchase orders. Because industry practice allows customers to reschedule or cancel orders on relatively short notice, we believe that backlog is not a good indicator of our future sales.

Research and Development

We engage in substantial research and development to develop new products to support our growth. We employ product designers who have expertise in system architecture, mixed-signal design, customizable firmware and software, and software development tools. As of February 28, 2007, we had 244 full-time employees engaged in research and development. Our research and development expense was $90.6 million, $76.0 million, and $33.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. Development of most of our products is carried out using ISO9001:2000-certified and HSPM-certified design processes, and our design tools are frequently enhanced to improve design, fabrication, and verification of our products.

Technology

We have several key technological core competencies and have assembled multiple, worldwide development teams with extensive mixed-signal design expertise to capitalize on these competencies. Where cost-effective, we purchase designed and verified function blocks, such as ARM 9 series processing cores, a DSP core, standard cells, SRAM instances, and a USB controller, from third-party vendors.

We combine high performance analog functionality on the same chip with digital functionality. One attribute of digital circuits is high-speed switching between logic states which generates transients known as electromagnetic interference or electrical noise. There are significant design and development challenges involved in mixing noisy digital circuits with noise-sensitive high performance analog circuits on the same IC. Our designers are skilled at solving these problems to achieve high quality multimedia performance on a highly-integrated mixed-signal SoC.

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

We design all of our ICs to be manufactured using industry standard digital CMOS technologies. While it is significantly more difficult to design high performance analog-in-digital CMOS processes, as opposed to processes especially adapted to analog, there are multiple advantages to this approach, including reduced cost, reduced manufacturing risk, and greater worldwide foundry capacity.

Manufacturing

We design and develop our products and electronically transfer our proprietary designs to third-party foundries to process silicon wafers and produce the ICs. The wafers are then shipped from foundries to our subcontractors, where they are assembled into finished, packaged ICs and electronically tested before delivery to our customers. We believe that our outsourced manufacturing model significantly reduces our capital requirements and allows us to focus our resources on the design, development and marketing of our ICs. In addition, we benefit from our suppliers’ manufacturing expertise, and from the flexibility to select those vendors that we believe offer the best capability and value.

IC Fabrication

Our principal foundries are Taiwan Semiconductor Manufacturing Company in Taiwan, United Microelectronics Corporation in Taiwan, Chartered Semiconductor Manufacturing in Singapore, and Silterra in Malaysia. These foundries currently fabricate our devices using mature and stable CMOS process technology with feature sizes of 90 nanometers and higher. We regularly evaluate the benefits and feasibility, on a product by product basis, of migrating to smaller process geometries to reduce cost and improve performance.

Assembly and Test

Following wafer processing, our wafers are shipped to our subcontractors where they are singulated into die, assembled into finished IC packages, and electrically tested. Our products are designed to use low cost, industry-standard packages and be tested with widely available automatic test equipment. We develop and control all product test programs used by our subcontractors. These test programs are developed based on product specifications, thereby maintaining our ownership for the functional and parametric performance of our devices. We currently rely on ASAT Holdings in Hong Kong and China, United Test and Assembly Center in Singapore, and Advanced Semiconductor Engineering in Taiwan to assemble and test our products.

Quality Assurance

We have designed and implemented a quality management system that provides the framework for continual improvement of products, processes and customer service. We apply well-established design rules and practices for CMOS devices through standard design, layout and test processes. We also rely on in-depth simulation studies, testing and practical application testing to validate and verify our products. We emphasize a strong supplier quality management practice in which our manufacturing suppliers are pre-qualified by our operations and quality teams. In October 2005, we were granted registration from IECQ/ECCB for the IECQ-Hazardous Substance Process Management, or HSPM, which is based on the Electrical and Electronic Components and Products Hazardous Substance Free Standard, EIA/ECCB-954 International Standard. SigmaTel’s HSPM certification ensures that we have the internal processes to recognize our customers’, as well as statutory and regulatory, requirements for hazardous substance free products. Suppliers are required to have a quality management system, certified to ISO9000 standard, an environmental management system certified to ISO14000 standard, and to be HSPM certified and/or have third party certificates of compliance on all materials used in SigmaTel products. To ensure consistent product quality, reliability and yields, we closely monitor the production cycle by reviewing electrical, parametric and manufacturing process data from each wafer foundry and assembly subcontractor.

Competition

The markets for our ICs are intensely competitive. We believe that the principal bases of competition in our industry are as follows:

•	product performance, level of integration, power efficiency, reliability, and price;

•	the ability to influence and comply with industry standards;

•	software and reference designs;

•	timeliness of new product introductions;

•	ability to obtain foundry capacity;

•	intellectual property position;

•	customer support; and

•	reputation and financial resources.

We believe that we compete favorably with respect to each of these factors. However, some of our larger competitors have greater financial resources, a greater ability to influence industry standards, and much more extensive patent portfolios than we do. We anticipate that the market for our products will be subject to rapid technological change. As we enter new markets and pursue additional applications for our products, we expect to face competition from a larger number of competitors. We face significant competition in each of our product lines. Within the portable multimedia player market, we primarily compete with Actions Semiconductor, ALi, Freescale Semiconductor, Philips Semiconductor, NVIDIA, Rock Chip, Samsung, Sunplus, Telechips, and Texas Instruments. In the digital television audio markets, we compete primarily with Micronas and ST Microelectronics. Within the printer market, we compete primarily with Zoran Corporation and in-house captive suppliers. We expect to face competition in the future from our current competitors, other manufacturers and designers of semiconductors, and innovative start-up semiconductor design companies. Some of our customers have developed products or technologies internally which are competitive with our products. Other customers could develop internal solutions or enter into strategic relationships with or acquire existing mixed-signal IC providers. Any of these actions could replace their need for our products.

Intellectual Property

Key to our success and future growth is our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, contractual provisions, and licenses to protect our intellectual property. We also attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other security measures.

As of December 31, 2006, we held 79 issued U.S. patents and eight international patents. Our patents and patent applications generally cover features employed in our existing product families. Our patents have expiration dates ranging from 2015 to 2026. We continue to actively pursue the filing of additional patent applications.

We claim copyright protection for the proprietary documentation used in our products and for the firmware and software components of our products. We have registered several U.S. copyrights, covering certain of our firmware and software applications. We have also registered the “SigmaTel” name and logo as trademarks in the U.S. and also have certain other trademarks with respect to products of businesses we have acquired.

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

Employees

As of February 28, 2007, we employed 407 full-time people, including 244 in research and development, 33 in operations, 73 in sales and marketing, and 57 in administration. We have never had a work stoppage and none of our employees is represented by a labor organization. We consider our employee relations to be good.

Item 1A.	Risk Factors.

Our business is inherently risky. You should carefully consider the risks described below and all of the other information contained in this annual report on Form 10-K and our other filings with the Securities and Exchange Commission in evaluating our business. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

We have incurred net losses in prior periods, and we will likely incur losses in the future, and if we cannot return to sustained profitability, our liquidity and ability to operate our business effectively could be adversely affected.

We have incurred net losses in the past and we will likely continue to incur net losses in the future. We recognized a net loss of $109.0 million for the year ended December 31, 2006. Our ability to become profitable again and to maintain profitability depends on the rate of growth of our target markets, the continued market acceptance of our customers’ products, the competitive position of our products, and our ability to develop new products. Even though we have achieved profitability in the past, we may not be able to become profitable again or sustain or increase profitability on a quarterly or an annual basis. Our operating activities used $49.9 million of cash in the year ended December 31, 2006, compared to cash provided by operating activities of $81.4 million for the year ended December 31, 2005. If we continue to experience negative cash flow from operations over a prolonged period of time, or if we suffer unexpected cash outflows, our liquidity and ability to operate our business effectively could be adversely affected.

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

Due primarily to increased sales of our portable multimedia SoCs in the past we experienced significant revenue growth and gained significant market share in a relatively short period of time. However, revenues decreased from $324.5 million for the year ended December 31, 2005, to $159.4 million for the year ended December 31, 2006, and we do not expect revenue growth or market share gains similar to those that we experienced from 2002 to 2005 in future periods. We have faced a number of challenges that have affected our operating results, including extreme competition in the portable multimedia SoCs market, continuing erosion of average selling prices of our portable multimedia SoCs, delays in delivering new product features to existing and new customers, and price volatility and shortages of other components used to build our customer’s devices. Although we have taken and are continuing to take steps to address these challenges and to improve our results of operations, we cannot provide assurance that we will return to profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

We depend on a few key customers for a substantial majority of our sales and the loss of, or a significant reduction in orders from, any of them would likely significantly reduce our revenues.

For the years ended December 31, 2006 and 2005, sales to our top five customers accounted for approximately 49.4% and 60.9%, respectively, of our revenues. Our operating results in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our ICs. Our revenues would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers who place large orders, would harm our financial performance. Because our sales are made by means of customer purchase orders rather than long term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

The recent changes in our organization, including management resignations, recent acquisitions, attrition and reductions in force have placed a significant strain on our management, personnel, systems and resources, and the continued success of our business depends on our ability to successfully manage these changes or any organization changes.

Our organization has changed rapidly and further organizational changes may be required to address our strategic objectives and potential growth in our customer base. We have changed our organization through acquisitions and dispositions, opening international locations and through increasing and reducing headcount internationally. We announced the resignation of our former Chief Executive and Chief Financial Officers in January 2007 and December 2006, respectively. We also announced the elimination of a total of 60 positions in the U.S. during the fourth quarter of 2006, and will be implementing additional cost cutting measures, including reductions in force, through the third quarter of 2007. In January 2007, we also announced the refocusing of our business on our core product markets of portable multimedia players, printers and digital televisions, and our departure from the digital video camera, USB and infrared peripheral, and certain consumer audio codec markets. These changes have placed, and any future organizational changes will continue to place, a significant strain on our management, personnel, systems and resources. If we are unable to manage our organizational changes effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan or respond to competitive pressures. To successfully manage our organization, we believe we must do the following effectively:

•	hire, train, integrate, manage, and retain qualified engineers for research and development activities, sales and marketing personnel, and financial and information technology personnel;

•	continue to enhance our customer resource management and manufacturing management systems;

•	expand and upgrade our core technologies;

•	manage multiple relationships with our distributors, suppliers, and other third parties;

•	manage our refocusing on our core markets and departure from other markets; and

•	manage the global reductions in force, and other cost cutting measures through the third quarter of 2007.

We depend on our key personnel to manage our business effectively, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.

We rely heavily on the services of our key employees, including our senior management. In addition, our analog designers and other key technical personnel represent a significant asset and serve as an important source of our technological and product innovations. We believe our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled managerial, engineering and sales and marketing personnel. Any of our current employees may terminate their employment with us at any time. The competition for such personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our current or anticipated needs. The loss of any of our key employees or our inability to attract or retain qualified personnel, including engineers, could delay the development and introduction of our products, which may also negatively impact our ability to sell them.

We rely on a small number of distributors to market and distribute our products, and if we fail to maintain or expand these sales channels, our revenues would likely decline.

Sales to a small number of distributors generate a significant amount of our revenues. Our sales through distributors accounted for 35.9% and 52.5% of our revenues for the years ended December 31, 2006 and 2005, respectively. Despite the decreases as a percentage of total revenues, the dollar amount of our products sold through distributors is significant. If our distributors were to materially reduce their purchases from us, our business, financial condition and results of operations would suffer. Our business will depend on our ability to maintain and expand our relationships with distributors, develop additional channels for the distribution and sale of our products and effectively manage these relationships. Our distributors decide whether to include our products among those that they sell and may carry and sell product lines that are competitive with ours. Because our distributors are not required to make a specified minimum level of purchases from us, we cannot be sure that they will prioritize selling our products. As we continue to depend on our indirect sales capabilities, we will need to manage the potential conflicts that may arise within our indirect sales force. We also rely on our distributors to accurately and timely report to us their sales of our products and to provide certain engineering support services to customers. Our inability to obtain accurate and timely reports and to successfully manage these relationships would adversely affect our business and financial results, and could impact the effectiveness of our internal controls.

Our business is highly dependent on the consumer electronics market, which is characterized by short product life cycles, fluctuations in demand and seasonality, and subject to risks related to product transitions and supply of other components.

We derive a substantial portion of our revenues from a limited number of products that are used in consumer electronic devices. The consumer electronics market is characterized by intense competition, rapidly evolving technology, and ever-changing consumer preferences. These factors result in the frequent introduction of new products, short product life cycles and significant price competition. The dynamic nature of this market limits our, as well as our customers’, ability to accurately forecast quarterly and annual sales. If we, or our customers, are unable to manage product transitions, our business and results of operations could be negatively affected. For example, if our customers were to transition from one type of flash memory to another type of flash memory and our product is not compatible with the new type of flash memory, sales of our ICs would be adversely affected if we were unable to update our product in a timely manner. Further, our customers may choose to replace our products with products of our competitors if we fail to implement our new products within given time constraints. In addition, we are subject to the risk of price volatility and supply problems with other components of the end products of our customers. For example, if our customers could not obtain sufficient supplies of flash memory, a key component in many portable multimedia players, the sales of our products that are also included in such players would be adversely affected. We believe that any such flash memory supply constraints and price volatility could cause our customers to purchase fewer portable multimedia SoCs than they might otherwise purchase, thus negatively affecting our business and revenue. Furthermore, continuing technological advancement in consumer electronic devices, which is a significant driver of customer demand, is largely beyond our control.

The expansion of the consumer electronics market, in general, and the demand for portable multi-media products in particular, may be adversely impacted by the enforcement of limits on file sharing and downloadable content. The major record labels have complained about consumers downloading music off of the Internet without paying fees or royalties to the owners of that music. In particular, the Recording Industry Association of America, a recording industry trade group, has sued numerous individuals who illegally distribute copyrighted songs over the Internet. If the record labels, other music producers, or other parties are successful in limiting the ability of consumers to obtain free music or video content on the Internet, the demand for consumer electronic devices such as portable multi-media players that use our ICs may decline. Any decline in consumer spending, whether relating to general economic conditions, future terrorist attacks or disease outbreaks, such as bird flu, could also limit the expansion of the consumer electronics market, thus adversely affecting our business.

Because many of our ICs are designed for use in consumer electronic products, such as portable multimedia players, printers, and digital televisions, we expect our business to be subject to seasonality, with increased revenue in the third and fourth quarters of each year, when customers place orders to meet year-end holiday demand, and lower revenue in the first and second quarters of each year. However, our historic revenues volatility makes it difficult for us to assess the impact of seasonal factors on our business. If we or our customers are unable to ramp up production of new or existing products to meet any increases in demand due to seasonality or other factors, our revenues from such products would be adversely affected.

Because of the lengthy sales cycles for our products and the fixed nature of a significant portion of our expenses, we may incur substantial expenses before we earn associated revenues and may not ultimately achieve our forecasted sales for our products.

Our sales cycles can take up to 18 months to complete and volume production of products that use our ICs can take an additional three to six months to be achieved, if at all. Sales cycles for our products are lengthy for a number of reasons:

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

Sales of our portable multimedia SoCs accounted for 75.3% and 90.6% of our revenues for the years ended December 31, 2006 and 2005, respectively. Our future success depends on our ability to develop successful new products in a timely and cost-effective manner. We are required to continually evaluate expenditures for planned product developments and choose among alternatives based upon our expectations of future market trends. We cannot assure you that we will be able to develop and introduce new or enhanced products in a timely and cost-effective manner or that our products will generate significant revenues. The development of our ICs is highly complex, and successful product development and market acceptance of our products depend on a number of factors, including the following:

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

We generally try to make our products to be foundry-portable. In general, each of our products is primarily manufactured at a single foundry. We provide these foundries with monthly rolling forecasts of our production requirements; however, the ability of each foundry to provide silicon wafers to us is limited by the foundry’s available capacity. Moreover, the price of our wafers will fluctuate based on changes in available industry capacity. We do not have long term supply contracts with any of our foundries; therefore, our foundry suppliers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice or increase the prices they charge us. Accordingly, we cannot be certain that our foundries will allocate sufficient capacity to satisfy our requirements. If we are not able to obtain foundry capacity as required, our relationships with our existing customers would be harmed and our sales would likely decline.

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

Our third-party foundries, other subcontractors and many of our customers and end customers are located in the Pacific Rim, an area subject to significant earthquake risk and adverse consequences related to the outbreak of bird flu, and other public health concerns and other factors that could negatively impact our third-party foundries or customers.

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

We have and continue to experience significant period-to-period quarterly and annual fluctuations in our revenues and operating results, which has and continues to result in volatility in our stock price.

We have in the past and may in the future experience significant period-to-period fluctuations in our revenues and operating results due to a number of factors, as follows:

•	the timing and volume of purchase orders and cancellations from our customers;

•	the rate of acceptance of our products by our customers;

•	discontinuation of the use of our products by our customers;

•	the rate of growth of the market for analog-intensive, mixed-signal ICs;

•	fluctuation and seasonality in demand for our products;

•	technological innovations or new products by our competitors, customers or us;

•	the disposition of product lines;

•	increases in prices charged by our foundries and other third-party subcontractors;

•	decreases in the overall average selling prices of our products;

•	the availability of third-party foundry capacity;

•	the availability of components used in our customers’ products, such as flash memory or hard disk drives, which are key components in many portable multimedia players;

•	fluctuations in manufacturing yields;

•	the difficulty of forecasting and managing our inventory and production levels;

•	the rate at which new markets emerge for products we are currently developing or our ability to develop new products;

•	our involvement in litigation;

•	cost associated with acquisitions and dilution from the issuance of our stock in connection with acquisitions;

•	costs associated with severance and reductions in force and restructuring the business;

•	costs associated with subleasing or abandoning office space;

•	charges associated with impairments to intangible assets or goodwill;

•	charges associated with new accounting regulations;

•

natural disasters, particularly earthquakes, or disease outbreaks, such as the recent outbreaks of bird flu affecting countries in which we conduct our business or in which our products are manufactured, assembled, or tested;

•	changes in our product mix; and

•	the evolution of industry standards.

Any variations in our quarter-to-quarter performance may cause our stock price to fluctuate. It is likely that in some future period our operating results will be below the expectations of public market analysts or investors. If this occurs, our stock price may drop, perhaps significantly. Other factors that could cause our stock to be highly volatile are announcements of changes to senior management and changes in earnings estimates or investment recommendations by analysts.

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

We face competition from a relatively large number of competitors in each of our targeted markets. In the portable multimedia player market, our principal competitors include Actions Semiconductor, ALi, Freescale Semiconductor, Philips Semiconductor, NVIDIA, Rock Chip, Samsung, Sunplus, Telechips, and Texas Instruments. Within the printer market, we compete primarily with Zoran Corporation and in-house captive suppliers. In the digital television audio market, we compete primarily with Micronas and ST Microelectronics. We expect to face increased competition in the future from our current and emerging competitors. In addition, some of our customers have developed and other customers could develop their own internal ICs that could replace their need for our products or otherwise reduce demand for our products.

The consumer electronics market, which is the principal end market for our ICs, has historically been subject to intense price competition. In many cases, low cost, high volume producers have entered markets and driven down profit margins. If a low cost, high volume producer should develop products that are competitive with our products, our sales and profit margins would suffer.

Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, broader product offerings, and significantly greater financial, sales, marketing, manufacturing, distribution, and technical and other resources than us. As a result, they may be able to respond more quickly to changing customer demands or devote greater resources to the development, promotion and sales of their products than we can. Our current and potential competitors may develop and introduce new products that will be priced lower, provide superior performance or achieve greater market acceptance than our products. In addition, in the event of a manufacturing capacity shortage, these competitors may be able to obtain capacity when we are unable to do so. Furthermore, our current or potential competitors have established, or may establish, financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share, which would harm our business.

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

To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other IC designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in 0.35 micron, 0.18 micron, 0.13 micron, and 0.16 micron geometry processes. We have migrated our next generation of portable multimedia SOCs to 90 nanometer process technologies. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies and new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If we or any of our foundry subcontractors experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and adversely impact our operations. As smaller geometry processes become more prevalent, we expect to continue to integrate more functionality, as well as third party intellectual property, into our products; however, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, if at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our operating results, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

We have substantial international activities, which expose us to additional business risks including increased logistical complexity and political instability.

We have established international subsidiaries and opened offices in Hong Kong; Singapore; Seoul, South Korea; Tokyo, Japan; Shenzhen, China; Cambridge, England; Taipei, Taiwan; and Shenzhen, China. The percentage of our revenues, from customers located outside of the U.S., was 97.5%, 97.6% and 99.9% for the years ended December 31, 2006, 2005 and 2004, respectively. Our international sales and operations are subject to a number of risks, including:

•	increased complexity and costs of managing international sales and operations;

•	protectionist laws and business practices that favor local competition in some countries;

•	multiple, conflicting and changing laws, regulations and tax schemes;

•	longer sales cycles;

•	public health concerns, bird flu, and natural disasters, such as earthquakes and tsunamis;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	foreign currency exchange rate fluctuations;

•	difficulties with financial reporting in foreign countries;

•	political and economic instability; and

•	difficulties and costs in staffing and managing international operations, as well as cultural differences.

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

We believe that the protection of our intellectual property rights will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. Despite these efforts, unauthorized parties have infringed our intellectual property in the past, and may attempt to copy or otherwise obtain and use our intellectual property in the future. Monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent infringement of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the U.S. Many U.S. companies have encountered substantial infringement problems in foreign countries, including countries in which we sell products. We currently hold relatively few non-U.S. patents. We cannot be certain that patents will be issued as a result of our pending applications, nor can we be certain that any issued patents would protect or benefit us or give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable. We also cannot be certain that others will not copy our unpatented intellectual property or develop effective competing technologies on their own.

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

From time to time, we receive letters from various industry participants alleging one or more of our products infringe the participants’ patents or trade secrets. We typically respond when appropriate and as advised by legal counsel. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Additionally, lawsuits arising in foreign countries where the intellectual property laws are not as developed as the U.S. create greater uncertainty in the outcome of the lawsuit and the potential damages that might be available to the asserting party than comparable lawsuits in the U.S. Any lawsuit, regardless of its success, would likely be time-consuming and expensive to resolve and would divert management time and attention. Any intellectual property litigation also could force us to do one or more of the following:

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

We have historically indemnified our customers for certain costs and damages of patent infringement in circumstances where our product is the factor creating the customer’s infringement exposure, and this practice may subject us to significant indemnification claims by our customers. In some instances, our products are designed for use in devices manufactured by our customers that comply with international standards, such as the MP3 standard. These international standards are often covered by patent rights held by third parties, which may include our competitors. The combined costs of identifying and obtaining licenses from all holders of patent rights essential to such international standards could be high and could reduce our profitability or increase our losses. The cost of not obtaining such licenses could also be high if a holder of such patent rights brings a claim for patent infringement. We are aware that certain of our customers have received notices from third parties seeking to grant a royalty bearing patent license to those customers and claiming that those customers’ manufacture and sale of products capable of decoding MP3 files violates patents in which the third parties have the right to enforce. In the contracts under which we distribute MP3 decoding products, we generally (but not always) have not agreed to indemnify our customers with respect to patent claims related to MP3 decoding technology. However, we cannot assure you that claims for indemnification will not be made or that if made, such claims would not have a material adverse effect on our business, operating results or financial condition.

We may be required to record a significant charge to earnings if our amortizable intangible assets become impaired.

Under generally accepted accounting principles, we are required to review our goodwill for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable. Amortizable intangible assets are reviewed when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets or goodwill may not be recoverable include a decline in stock price and market capitalization, deterioration of our performance, and slower growth rates for our products and the products of acquired businesses. We may be required to record a significant charge to earnings in our financial statements during the period in which we determine that our amortizable intangible assets or goodwill have been impaired. Any such charge would adversely impact our results of operations. As a result of our annual goodwill impairment analysis and recoverability of long-lived assets testing, we recorded goodwill impairment of $63.3 million and an $18.5 million write-down of long-lived assets for the year ended December 31, 2006. As of December 31, 2006, our amortizable intangible assets, net of amortization, totaled approximately $15.4 million.

The industry standards supported by our products are continually evolving and our success depends on our ability to adapt our products to meet these changing industry standards.

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

Our management, including our CEO and CFO, does not expect that our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. There exist inherent limitations in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving SigmaTel have been, or will be, detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple human error. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by an override of those controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Controls may become inadequate over time because of changes in conditions or deterioration in the compliance with policies or procedures. For example, given our recent reductions in force and attrition, a significant decrease in the headcount of our finance personnel and/or significant turnover among our finance personnel could result in less segregation of duties and/or less familiarity among finance staff with internal control policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Although our management has determined that our internal control over financial reporting was effective as of December 31, 2006, we cannot assure you that we will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting would require management to evaluate our internal control over financial reporting as ineffective. If our internal control over financial reporting is considered ineffective, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our main executive, administrative and technical offices occupy approximately 98,000 square feet in Austin, Texas under lease agreements expiring in August 2013.

We continue to lease approximately 56,000 additional square feet in Austin, Texas which space was formerly used for our headquarters. The leases for this space expire in September 2007 with respect to approximately 9,000 square feet, and in August 2013 with respect to approximately 46,000 square feet. We do not currently occupy or utilize any of this space and sublet all of it to unrelated third parties pursuant to sublease agreements which extend until the expiration dates of our leases for this space.

Our printer products group occupies approximately 49,000 square feet in Waltham, Massachusetts pursuant to a lease which expires in February 2011. We continue to lease approximately 36,000 additional square feet in Waltham, Massachusetts pursuant to a lease which expires in February 2011, which was formerly used by our printer products group. We do not currently occupy or utilize any of this space and sublet 27,000 square feet to this space to unrelated third parties pursuant to sublease agreements which expire in August 2007 with respect to approximately 21,000 square feet, and in January 2011 with respect to approximately 6,000 square feet.

We also lease approximately 15,000 square feet in Cupertino, California pursuant to a lease which expires in July 2007.

In addition to these domestic properties, we lease international facilities with varying square footage in Hong Kong; Taiwan; China; Korea; Japan; Singapore; and Cambridge, England for sales, marketing, administrative, design and manufacturing support activities with expiration dates extending to July 2012.

We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate the future needs of our operations.

Item 3.	Legal Proceedings.

Many participants in the semiconductor industry have a significant number of patents and have frequently demonstrated a willingness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims have led to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets, or invalidity of our patents will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not materially and adversely affect our business, financial condition and results of operations. As of December 31, 2006 we were party to the following legal proceedings:

SigmaTel v. Actions Semiconductor.

On January 4, 2005, we filed a lawsuit against Actions Semiconductor Company, Ltd., based in Zhuhai, Guangdong, China (“Actions”), in the U.S. District Court for the Western District of Texas, Austin Division. We asserted that certain Actions ICs that are incorporated as components in MP3 players being shipped into the U.S. infringe multiple SigmaTel patents related to our portable multimedia SoCs. We sought damages and requested a permanent injunction prohibiting Actions from designing, manufacturing or selling the infringing MP3 integrated circuits in the U.S. We also requested a permanent injunction prohibiting further shipment of products into the U.S. that use Actions ICs. In May, 2005, this U.S. District Court case was formally stayed, by mutual agreement of the parties, during the pendency of the U.S. International Trade Commission (the “ITC”) investigation described below. On January 3, 2007, SigmaTel dismissed this lawsuit without prejudice.

On March 14, 2005, we filed a complaint requesting that the ITC initiate an investigation of Actions Semiconductor, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain audio processing ICs and other products containing these audio processing ICs. In our complaint, as amended, we asked the ITC to investigate whether certain Actions products infringe one or more of the claims of U.S. Patent Nos. 6,137,279 (the “‘279 patent”) and 6,366,522 (the “‘522 patent”). On April 18, 2005, the ITC instituted an investigation into Actions’ actions based on our allegations. We sought a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deemed appropriate. During the course of the ITC investigation, we dropped our infringement assertion of the ‘279 patent and asserted an additional patent—Patent No. 6,633,187 (the “‘187 patent”). The ITC conducted a hearing on the merits in late November 2005. In March 2006, the ITC administrative law judge, (“ALJ”), determined that Actions infringed the two patents asserted by us and recommended that an exclusion order be issued which prevents the importation of infringing Actions’ chips and certain MP3 players which contain these chips. The ALJ’s initial decision was reviewed by the full ITC, which, in June 2006, issued a decision that altered the ALJ’s construction of one of the patents at issue and asked the ALJ to make some further determinations. On August 4, 2006, the ALJ concluded that in light of the ITC’s revised claim construction, certain Actions chips, when operating under the control of a particular firmware version, do not infringe our ‘522 patent.

On September 15, 2006, the ITC issued a Limited Exclusion Order (the “Order”), in favor of SigmaTel. The Order precludes the importation into the U.S. of MP3 players containing certain chips manufactured by Actions which contain 2 GB of flash memory or less. A complete copy of the Order is available at the ITC’s website – www.usitc.gov.

After the ITC issued the Order, Actions requested that the U.S. Customs and Border Protection arm of the U.S. Government (CBP) examine a redesigned Actions SoC IC in order to determine whether this redesigned IC falls within the scope of the ITC’s Order. (The CBP is the government agency responsible for enforcing the Order.) CBP has invited us to participate in the proceedings, and we are negotiating with Actions to identify the scope of such proceedings. We expect that the proceedings and determination by the CBP will take place during the second quarter of 2007.

On November 22, 2006, Actions requested that the U.S. Patent and Trademark Office (USPTO) reexamine the Company’s ‘187 and ‘522 patents in light of certain prior art references which Actions believes render our two patents invalid and unenforceable. The USPTO granted Actions’ request to reexamine the ‘522 patent and we expect to hear whether the USPTO will grant Actions’ reexamination request for the ‘187 patent during the first or second quarter of 2007.

On January 4, 2007, Actions filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit (“CAFC”). In this Notice, Actions states its intention to appeal the ITC’s Limited Exclusion Order. The CAFC has entered an order permitting our intervention in that appeal. Various briefs will be submitted to the CAFC during 2007, according to a schedule set by the CAFC.

Actions Semiconductor v. SigmaTel

On September 13, 2006, Actions announced it had filed a patent infringement lawsuit against us in Shenzhen, China. Later, we learned that the complaint had been filed in the Shenzhen Intermediate People’s Court (the “Court”), against us and our subsidiaries. According to Actions, this complaint alleges that we and our subsidiaries infringe one of Actions’ Chinese patents. At this time, we have not been served with the complaint. Based on information contained in letters distributed by Actions to various third parties, however, we learned that Actions asserts in the complaint that our 35XX family of SoCs infringes an audio signal processing patent—ZL01145044.4, owned by Actions. Actions seeks to halt the infringement of its patent in China by prohibiting the design, manufacture, sale, and use of the infringing IC’s, as well as devices containing the allegedly infringing IC’s, and payment of damages in the amount of approximately US$12.5 million. Actions is also asking the Court and other relevant authorities to grant and execute a series of injunctions and/or border detention orders, enforced by China customs, prohibiting the importation and exportation of the infringing products and MP3 players and devices that contain the infringing products. Despite never being served with a copy of the complaint, we have submitted a document to the Court which details why the Court should not issue an injunction against us and our subsidiaries. This document was filed on December 13, 2006, and presents substantive, technical arguments as to why our 35XX products do not infringe the patent at issue. At this time, the Court has not issued any findings, but an injunction could be issued by the Court at any time.

On December 12, 2006, we filed an invalidation petition with the Chinese Patent Office to invalidate Action’s ZL 01145044.4 patent in the People’s Republic of China. On January 12, 2007, we filed a supplemental submission in further support of the invalidation petition.

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

Item 4.	Submission of Matter to a Vote of Security Holders.

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq Global Market (previously the NASDAQ National Market), under the symbol “SGTL” since September 19, 2003. Prior to this time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq Global Market. As of January 31, 2007, there were 140 holders of record of our common stock.

	Common Stock Price
	High	Low
Fiscal Year 2005
First Quarter	$45.50	$30.20
Second Quarter	$37.99	$17.02
Third Quarter	$21.58	$15.95
Fourth Quarter	$20.50	$12.80
Fiscal Year 2006
First Quarter	$14.33	$8.50
Second Quarter	$9.34	$3.71
Third Quarter	$5.38	$3.45
Fourth Quarter	$6.01	$3.90

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

Set forth below is a line graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the Philadelphia Semiconductor Index (“SOX”) for the period commencing on September 19, 2003 and ending on December 31, 2006.(1)

Comparison of Cumulative Total Return From September 19, 2003 through December 31, 2006(1):

SigmaTel, NASDAQ Composite Index, and Philadelphia Semiconductor Index

Date	SigmaTel, Inc.	NASDAQ Composite Index	Philadelphia Semiconductor Index
September 19, 2003	$100.00	$100.00	$100.00
December 31, 2003	124.65	112.02	107.80
December 31, 2004	179.44	121.43	87.21
December 31, 2005	66.16	124.10	98.49
December 31, 2006	22.12	136.84	91.20

(1)	Assumes that $100 was invested on September 19, 2003, at the closing price on such date, in our Common Stock and each index, and that all dividends have been reinvested. No cash dividends have been declared on our Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.	Selected Financial Data.

The selected consolidated balance sheet data as of December 31, 2006 and 2005, and the selected consolidated statements of operations data for the years ended December 31, 2006, 2005 and 2004 have been derived from audited financial statements included in this Form 10-K. The selected consolidated balance sheet data as of December 31, 2004, 2003 and 2002 and the selected consolidated statements of operations data for the years ended December 31, 2003 and 2002 have been derived from audited financial statements not included in this Form 10-K. You should read this selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those statements included in this Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statements of Operations Data:
Revenues, net	$159,365	$324,457	$194,805	$100,225	$30,917
Gross profit	64,679	175,371	105,618	47,734	11,287
Research and development	90,640	75,976	33,736	19,849	11,956
Selling, general and administrative	50,245	43,033	18,777	12,109	4,969
Goodwill impairment	63,334	—	—	—	—
Impairment of long-lived assets	18,477	—	—	—	—
Gain on asset disposition	(45,673)	—	—	—	—
Litigation settlements	—	—	—	4,500	—
Total operating expenses	177,023	119,009	52,513	36,458	16,936
Operating income (loss)	(112,344)	56,362	53,105	11,276	(5,649)
Net income (loss)	(109,024)	35,879	52,556	9,989	(8,279)
Deemed dividends on preferred stock	—	—	—	(8,768)	(316)
Net income (loss) attributable to common stockholders	$(109,024)	$35,879	$52,556	$1,221	$(8,595)
Basic net income (loss) attributable to common stockholders per share	$(3.09)	$0.99	$1.52	$0.09	$(1.47)
Diluted net income (loss) attributable to common stockholders per share	$(3.09)	$0.95	$1.39	$0.04	$(1.47)
Weighted average shares used to compute:
Basic net income (loss) attributable to common stockholders per share	35,304	36,132	34,669	13,450	5,836
Diluted net income (loss) attributable to common stockholders per share	35,304	37,912	37,872	31,086	5,836

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$100,840	$118,884	$141,697	$111,261	$2,859
Total assets	173,391	343,442	219,915	146,877	18,529
Long-term debt	—	—	7	63	7,437
Redeemable convertible preferred stock	—	—	—	—	40,761
Total stockholders’ equity (deficit)	133,552	259,194	180,916	126,108	(44,985)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes which appear elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see the “Cautionary Statement” above. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly in Item 1A. under the heading “Risk Factors.”

Overview

General. We are a fabless semiconductor company that designs, develops, and markets proprietary, analog-intensive, mixed-signal integrated circuits, or ICs, for a variety of digital multimedia products in the consumer electronics markets, including digital media players, printers, and digital televisions. We made our first commercial shipments of portable multimedia systems on a chip, or SoCs, for the portable multimedia player market in 2001. During 2001, we made our first commercial shipments of audio codecs into the consumer electronics market for products such as DVD players and set top boxes. We made our first commercial shipments of multi-function peripheral ICs in the third quarter of 2005 as a result of our acquisition of Oasis Semiconductor, Inc. We made our first commercial shipments of television audio processors during the third quarter of 2006. We plan to continue to diversify our product offerings by introducing new versions of existing products with additional functionality, and by introducing ICs for markets we do not currently serve, thereby expanding our total available market opportunity. A further description of our products may be found in Part I, Item I of this report under the heading “Business.”

Net Loss, Cost Reductions and Refocus. We incurred a net loss of $109.0 million for the year ended December 31, 2006, and we will likely incur net losses in the future. We have faced a number of challenges that have affected our operating results during the past year and a half, including extreme competition in the portable multimedia SoC market, continuing erosion of average selling prices of our portable multimedia SoCs, delays in delivering new product features to existing and new customers, and price volatility and shortages of other components used to build our customers’ devices. Although we have taken and plan to take additional steps to address these challenges and to improve our results of operations, we cannot provide assurance that we will return to profitability on a quarterly or annual basis.

Effective January 1, 2007, Ronald P. Edgerton resigned from his positions as our President, Chief Executive Officer, Chairman and as a member of our board of directors. Mr. Edgerton held these positions since March 2001. Phillip E. Pompa, formerly our Senior Vice President of Portable Systems Group, has been appointed as our President and Chief Executive Officer. In January 2007, we announced that we are refocusing our business on our three core markets: portable multimedia players; printers; and, digital televisions. We also announced that we are immediately taking steps to reduce our operating costs through cost control measures and reductions in force. As we implement these cost reductions, we will remain focused on retaining our key technical talent and preserving the integrity of our core product offerings. As part of this plan, we have terminated future efforts with respect to the digital video camera, USB and infrared peripheral, and certain consumer audio codec markets. We expect these cost cutting measures to be completed in the third quarter of 2007. These changes have placed, and any future organizational changes will continue to place, a significant strain on our management, personnel, systems and resources. If we are unable to manage our organizational changes effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan or respond to competitive pressures.

New Product Introduction and Acceptance. In October of 2005, we introduced our STMP 36XX family of portable multimedia SoCs, our newest SoC for flash-based and hard disk-based digital multimedia players. Our historical revenue growth has been primarily from sales of our STMP 35XX family of portable multimedia SoCs, which accounted for 58.6% of our revenue in the year ended December 31, 2006. We introduced the STMP 35XX family of portable multimedia SoCs in the fourth quarter of 2003 and, despite continued sales of the STMP 35XX SoCs, as those products have matured, their average selling prices have declined, which is typical for the semiconductor industry. Our future success depends on our ability to market and sell our existing products, and to develop other new products, including new families of portable multimedia SoCs, in a timely and cost-effective manner. We cannot assure you that we will be able to develop and introduce, or that potential customers will be able to implement, new or enhanced products in a timely and cost-effective manner or that our new products will generate significant revenues.

Competition; Average Selling Prices. We face competition from a relatively large number of competitors in each of our target markets. The consumer electronics market, which is a principal end market for our ICs, has historically been subject to intense price competition. As a result of this competition and erosion of average selling prices, we continue to experience substantial period-to-period fluctuations in operating results. In the past, we have reduced the average selling price of our products in anticipation of or in response to competitive pricing pressures and new product introductions by us or our competitors. We believe that as our product lines continue to mature and competitive markets evolve, we are likely to experience further decline in the average selling prices of our products, although we cannot predict the timing and amount of such future changes with any certainty. If we are unable to offset any such reductions in our average selling prices by timely introducing new products and product enhancements, increasing our sales volumes and reducing our costs, our gross profits and revenues will suffer.

Historical Growth; Recent Pressures. Our business has grown rapidly since our inception as a result of acquisitions, the opening of international locations and through hiring, both domestically and internationally. The historical expansion of our business and operations, which includes the acquisitions of Oasis and Protocom, has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and resources, and has significantly increased our operating expenses. During the third and fourth quarter of 2006, we eliminated approximately 60 positions in Cupertino, California, Austin, Texas and Waltham, Massachusetts. In January 2007, we announced that we are immediately taking steps to reduce our operating costs through cost control measures and reductions in force. If we are unable to manage these changes effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan, regain profitability or respond to competitive pressures. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

Sales Channels. As a fabless semiconductor company, our business model is less capital intensive because we rely on third parties to manufacture, assemble, and test our ICs. We also utilize distributors to sell our products. Our sales through distributors result in lower gross margins. However, this decrease in gross margins from sales through distributors is partially offset by lower selling expenses than are associated with direct sales to end customers. In recent periods, we have begun engaging in more direct sales to customers, which generally results in higher gross margins than indirect sales, but also involves increased selling expenses. As our sales practices continue to evolve towards increased direct sales to end-customers, there will be continued fluctuations in our gross margins and operating margins.

Significant Customers. A few customers account for a substantial portion of our sales. The following table sets forth our customers that represented 10% or more of our revenues for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Creative Technology(1)	18.9%	13.5%	14.1%
G.M.I. Technology	*	18.3	27.3
ASUSTEK Computer Inc.	*	14.8	*
Holystone Enterprise	*	*	17.0

*	Less than 10%
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

Overseas Revenues. The percentage of our revenues from customers located outside the United States was 97.5%, 97.6%, and 99.9% for the years ended December 31, 2006, 2005, and 2004, respectively. Most of the products that use our ICs are manufactured outside of the United States. As a result, we believe that a substantial majority of our revenues will continue to come from customers located outside of the United States. All of our revenues to date have been denominated in United States dollars.

The percentages of our revenues by country are set forth in the following table:

	Year Ended December 31,
	2006	2005	2004
Taiwan	36.8%	37.5%	37.1%
China/Hong Kong	33.3	38.7	40.0
Singapore	19.8	13.9	15.2
U.S.	2.5	2.4	0.1
Other	7.6	7.5	7.6

Total	100.0%	100.0%	100.0%

Sales Cycles. The length of our sales cycle varies depending on the end application for our products, but our sales cycles are generally lengthy. The cycle can be as short as several months for some portable SoCs and as long as 18 months for our multi-function printer system controller solutions. Volume production of products that use our ICs can take an additional three to six months to be achieved, if at all. The lengthy sales cycles of our products make forecasting the volume and timing of orders difficult. In addition, the delays inherent in lengthy sales cycles increase the risk that customers may seek to cancel or modify their orders. Our sales are made by purchase orders, but because industry practice allows customers to reschedule or cancel orders on relatively short notice, and order lead times can vary period to period; backlog is not a good indicator of our future sales. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses, adversely affecting our results of operations.

Seasonality. Because many of our ICs are designed for use in consumer electronic products, such as portable multimedia players, multi-function printers, and digital televisions, we expect our business to be subject to seasonality, with increased revenues in the third and fourth quarters of each year, when customers place orders to meet year-end holiday demand, and lower revenues in the first and second quarters of each year. However, our historic revenue volatility and recent revenue declines make it difficult for us to assess the impact of seasonal factors on our business.

Sale of the PC Audio Product Line. During the third quarter of 2006, we completed the sale of our PC audio codec product line to Integrated Device Technology Inc. (“IDT”) for total consideration of $81.5 million. The consideration consisted of $72.0 million in cash, $5.0 million in accounts receivable which we retained, and $4.5 million in accounts payable assumed by IDT. $7.2 million of the purchase price was deposited into an escrow account upon closing for purposes of settling indemnification claims for the one-year period following the closing. The cash consideration was offset by $2.5 million in closing costs. Pursuant to the terms of the sale, approximately 60 employees and associated contractors became employees of IDT. In connection with the sale, we entered into several ancillary agreements with IDT, including a transition services agreement designed to ensure a smooth transition of the PC audio codec product line to IDT, and an intellectual property license agreement pursuant to which IDT received rights to certain intellectual property being retained by us related to the PC audio codec product line. As part of the sale, we agreed not to engage in transactions with the PC audio codec product line for a period of two years following the closing.

Statement of Operations Overview

The following describes certain line items in our consolidated statement of operations:

Revenues. Revenues consist primarily of sales of our ICs, net of sales discounts or incentives. We recognize revenues on direct sales at the time of shipment to our customers or later if required by shipping terms. We defer revenues on sales through distributors which have rights of return or price protection until products are resold by such distributors to their customers. We also defer revenue from nonrecurring engineering fees (“NRE”) until the obligations under the NRE agreements have been met. The main factors that impact our revenues are unit volumes shipped and average selling prices. Overall, we expect average selling prices for our products to decline over time as products mature. Our ability to increase revenues in the future is dependent on increased demand for our established products and our ability to develop or acquire new products and subsequently achieve customer acceptance of newly introduced products.

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

30

Goodwill Impairment and Impairment of Long-Lived Assets. We recorded goodwill impairment of $63.3 million and an $18.5 million write-down of long-lived assets for the year ended December 31, 2006. These charges resulted from our annual goodwill impairment analysis and testing for the recoverability of long-lived assets. No such charges were recorded for the year ended December 31, 2005. See Note 6 of the Notes our Notes to Consolidated Financial Statements.

Gain on Asset Disposition. During the third quarter of 2006, we completed the sale of our PC audio codec product line to IDT, for total consideration of $81.5 million and recorded a pre-tax gain of $45.6 million that is included in the gain on disposition of assets in the consolidated statements of operations. The consideration consisted of $72.0 million in cash, $5.0 million in accounts receivable which we retained, and $4.5 million in accounts payable assumed by IDT. $7.2 million of the purchase price was deposited into an escrow account upon closing for purposes of settling indemnification claims for the one-year period following the closing and is classified as restricted cash in the consolidated balance sheets. The cash consideration was offset by $2.5 million in closing costs.

In July 2006, the Company sold a patent to a limited partnership for approximately $1.1 million. A gain of approximately $28,000 was recognized as a result of this sale and is included in the gain on disposition of assets line in the consolidated statement of operations.

Other Income (Expense). Other income consists of interest income and foreign exchange income or losses. Interest income reflects interest earned on cash equivalents and short-term investment balances. Foreign exchange loss reflects realized gains and losses on foreign currency transactions.

Income Tax Expense. We accrue federal, state, and foreign income taxes at the applicable statutory rates adjusted for certain items including non-deductible expenses, including stock based compensation, tax credits, interest income from tax advantaged investments, as well as changes in our deferred tax asset valuation allowance. The provision for income taxes also includes amounts intended to satisfy unfavorable adjustments by tax authorities in any current or future examination of our income tax returns. Refer to Note 11 of Notes to Consolidated Financial Statements.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
Revenues, net	100%	100%	100.0%
Cost of goods sold	59.4	45.9	45.8

Gross profit	40.6	54.1	54.2
Operating expenses:
Research and development	56.9	23.4	17.3
Selling, general and administrative	31.5	13.3	9.6
Goodwill impairment	39.7	—	—
Impairment of long lived assets	11.6	—	—
Gain on asset disposition	(28.7)	—	—

Total operating expenses	111.1	36.7	27.0

Operating (loss) income	(70.5)	17.4	27.3
Other income (expense)	1.8	1.2	0.9
(Loss) income before income taxes	(68.7)	18.6	28.1

Income tax (benefit) expense	(0.3)	7.6	1.2

Net (loss) income	(68.4)	11.1	27.0
Net income attributable to common stockholders	(68.4)%	11.1%	27.0%

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005

Revenues. Revenues for the year ended December 31, 2006, were $159.4 million compared to $324.5 million for the year ended December 31, 2005, a decrease of 50.9%. This decrease was primarily due to a 60.1% decrease in revenues from our portable multimedia SoCs. Revenues from the sale of our portable multimedia SoCs accounted for approximately 75.3% of total revenue for the year ended December 31, 2006, compared to 90.6% of for the year ended December 31, 2005.

Portable Multimedia SoCs. The decrease in revenues from the sale of our portable multimedia SoCs was primarily due to a decline in market share, significantly decreased average selling prices and our failure to deliver the STMP 36XX family of portable multimedia SoCs and supporting software as early as we had targeted. We expect the trend of declining average selling prices for existing portable multimedia SoC products to continue as these products mature further and as the market becomes more competitive, which may have a negative impact on our future revenues if we cannot sell newer products with enhanced features at relatively higher prices. The 36XX family of products is now selling in production quantities and we expect these products to increase as a part of our SoC revenue mix in future quarters.

Audio Codecs and Other Products. The decrease in revenues from the sale of our audio codecs was due to the reduction in shipments to customers in the personal computer market as a result of the sale of our PC audio codec product line to IDT on July 31, 2006.

Revenues from Significant Customers. Sales to Creative Technology, an affiliate until October 2005, were 18.9% of total revenues during the year ended December 31, 2006, up from 13.5% during the year ended December 31, 2005. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes. Revenues from G.M.I. Technology, a distributor until November, 2006, located in Hong Kong and Taiwan, decreased from 18.3% to less than 10% of total revenues during the years ended December 31, 2005 and 2006, respectively, due to decreased sales of our SoCs that are used in portable digital audio players their customers manufacture, as well as increased sales to direct customers. Sales to ASUSTEK Computer Inc. decreased to less than 10% of total revenues during the year ended December 31, 2006, from 14.8% during the year ended December 31, 2005, due to the sale of the PC audio codec product line and a decrease in demand for our products compared to 2005, when one of their large customers launched its new portable audio player.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 40.6% for the year ended December 31, 2006, compared with 54.1% for the year ended December 31, 2005. The decrease in gross margin was primarily due to an aggressive pricing program on our portable multimedia SoCs that targeted the value and mid-tier segments of the overall portable multimedia player market. The lower gross margins were also due to $2.7 million of amortization of developed technology from acquired companies during the year ended December 31, 2006. We expect the trend of declining average selling prices for existing portable multimedia SoCs products to continue, which may have a negative impact on our future gross margins if we cannot reduce our associated costs accordingly and sell newer products with enhanced features at relatively higher prices.

Research and Development. Research and development expenses increased in total dollars to $90.6 million, or 56.9% of revenues, for the year ended December 31, 2006, from $76.0 million, or 23.4% of revenues, for the year ended December 31, 2005. Included in the 2005 total for research and development expense was $11.6 million for the write-off of in-process research and development (“IP R&D”) expenses associated with our acquisitions of Rio, Protocom and Oasis in 2005. Excluding the $11.6 million of IP R&D expenses from the 2005 total research and development expenses, the net increase in research and development expenses from 2005 to 2006 was $26.2 million. This increase was primarily due to the increase in headcount resulting from our acquisitions in late 2005, which increased salary and salary related expense by $12.7 million, and approximately $5.8 million in stock compensation expense, resulting from our adoption of the Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) in the first quarter of fiscal year 2006. The increase in expense is also due to our pursuit of new product development opportunities.

Selling, General and Administrative. Selling, general and administrative expenses increased to $50.2 million, or 31.5% of revenues, for the year ended December 31, 2006, from $43.0 million or 13.3% of revenues, for the year ended December 31, 2005. This dollar increase of $7.2 million was primarily due to approximately $3.2 million of stock compensation expense resulting from our adoption of SFAS 123R in the first fiscal quarter of 2006, which was offset by the reduction in expense associated with the PC audio codec product line disposition. In addition, selling, general and administrative expenses for the year ended December 31, 2006, include $2.4 million of severance and stock compensation expense recorded in conjunction with the resignation of our former president and chief executive officer.

Goodwill Impairment and Impairment of Long Lived Assets. We recorded a goodwill impairment of $63.3 million and an $18.5 million impairment of long-lived assets for the year ended December 31, 2006. These charges resulted from our annual goodwill impairment analysis and a detailed assessment of the recoverability of long-lived assets. The goodwill impairment was primarily the result of a decline in stock price and market capitalization, deterioration of our performance, and slower growth rates for our products and the products of acquired businesses. The impairment of long-lived assets was due to management’s changed intentions with the use of particular products. No such charges were recorded for the year ended December 31, 2005. See Note 6 of the Notes our Notes to Consolidated Financial Statements.

Gain on Asset Disposition. During the third quarter of 2006, we completed the sale of our PC audio codec product line to IDT, for total consideration of $81.5 million and recorded a pre-tax gain of $45.6 million that is included in the gain on disposition of assets in the consolidated statements of operations. The consideration consisted of $72.0 million in cash, $5.0 million in accounts receivable which we retained, and $4.5 million in accounts payable assumed by IDT. Of the purchase price, $7.2 million was deposited into an escrow account upon closing for purposes of settling indemnification claims for the one-year period following the closing and is classified as restricted cash in the consolidated balance sheets. The cash consideration was offset by $2.5 million in closing costs. See Note 8 of the Notes our Notes to Consolidated Financial Statements.

In July 2006, the Company sold a patent to a limited partnership for approximately $1.1 million. A gain of approximately $28,000 was recognized as a result of this sale and is included in the gain on disposition of assets line in the consolidated statement of operations.

Other Income (Expense). Interest income decreased to $3.1 million for the year ended December 31, 2006, from $4.1 million for the year ended December 31, 2005. This was due to decreased income earned on our average cash balances and investments in short-term marketable securities during the year ended December 31, 2006.

Income Tax Expense. We had a net income tax benefit of $0.4 million for the year ended December 31, 2006, compared to a net income tax expense of $24.5 million for the year ended December 31, 2005. This decrease was primarily due to a significant decrease in income (loss) before income taxes and one time benefits related to a change in our international tax strategy in the second quarter of 2006, offset by non-deductible charges related to the impairment of our goodwill in the fourth quarter, the effect of the allocation of non-deductible goodwill to the gain on the IDT transaction in the third quarter, and a charge to establish a valuation allowance against our net U.S. deferred tax asset as management has determined it is more likely than not that the company will not realize its full value based on current assumptions related to forecasted future income.

Our effective tax rate for the year ended December 31, 2006, was 0.4%. This estimate differed from the statutory rate primarily due to one time benefits related to a change in our international tax strategy offset by non-deductible charges related to the impairment of our goodwill, the effect of the allocation of non-deductible goodwill to the gain on the IDT transaction, and a charge to establish a valuation allowance against our net deferred tax asset. Our effective tax rate for the year ended December 31, 2005, was 40.6%. This estimate differed from the statutory rate primarily due to non-deductible write-offs of acquired in-process research and development and charges associated with transferring operations and licensing intellectual property to foreign subsidiaries, offset by research and development tax credits.

Comparison of Year Ended December 31, 2005, to Year Ended December 31, 2004

Revenues. Revenues for the year ended December 31, 2005, were $324.5 million compared to $194.8 million for the year ended December 31, 2004, an increase of 66.6%. This increase was due to an increase in revenues from the sale of our portable multimedia SoCs of 69.0% and from the sale of our audio codecs of 27.1%. Revenues from the sale of our portable multimedia SoCs and of our audio codecs were 90.6% and 6.5%, respectively, of total revenues for the year ended December 31, 2005.

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

Revenues From Significant Customers. Sales to Creative Technology, an affiliate until October 2005, decreased to 13.5% of total revenues during the year ended December 31, 2005, from 14.1% during the year ended December 31, 2004, due to stronger relative demand for our portable multimedia SoCs from other customers as well as Creative Technology experiencing softer than expected overall market demand for their portable multimedia players during the period. Creative Technology purchases our standard products at prices and on terms similar to other customers who buy similar products and volumes. Revenues from G.M.I. Technology, a distributor located in Hong Kong and Taiwan, decreased from 27.3% to 18.3% of total revenues during the year ended December 31, 2004 and 2005, respectively, due to increased sales to direct customers. Revenues from Holystone Enterprise, a distributor located in Taiwan, decreased to less than 10% of total revenues during the year ended December 31, 200,5 from 17.0% during the year ended December 31, 2004, primarily due to increases in our direct sales to customers, rather than making such sales through Holystone Enterprise, and to increased reliance on other distributors to make sales of our portable multimedia SoCs in geographic regions such as China. Sales to ASUSTEK Computer Inc. increased to 14.8% of total revenues during the year ended December 31, 2005 from less than 10% during the year ended December 31, 2004 due to increased unit shipments resulting from increased demand for our portable multimedia SoCs by ASUSTEK Computer Inc.’s customers, primarily Apple Computer.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 54.1% for the year ended December 31, 2005, compared with 54.2% for the year ended December 31, 2004. The slight decrease in gross margin was primarily due to an aggressive pricing program on our portable multimedia SoCs that target the value segment of the overall portable multimedia player market, which was mostly offset by reductions in our manufacturing costs. We also expect the trend of declining average selling prices for existing portable multimedia SoCs products to continue as these products mature further in the market and as the market becomes more competitive, which may have a negative impact on our future margins if we cannot reduce our associated costs accordingly and sell newer products with enhanced features at relatively higher prices.

Research and Development. Research and development expenses increased to $76.0 million, or 23.4% of revenues, for the year ended December 31, 2005 from $33.7 million, or 17.3% of revenues, for the year ended December 31, 2004. This dollar increase of 125.5% was primarily due to increases in our engineering headcount, including independent contractors, acquired IPR&D costs totaling $11.6 million during the year from the acquisitions of Protocom, Oasis, and Apogee, as well as increases in the costs of design tools and mask sets. The headcount increases were primarily to support hardware and software development on our latest portable multimedia SoCs, the STMP 36XX family of products, audio codecs targeted for applications in the PC market, including the Intel High Definition Audio standard, a new digital FM tuner product, and various USB peripheral ICs, as well as development efforts on new audio products for consumer applications. The Protocom IPR&D relates to the PR838 project, a next generation portable imaging SoC that adds new features such as H.264 (an advanced video codec technology) and high definition output capability. The Oasis IPR&D relates to efforts on six different multi-function peripheral products, each of which adds new features or addresses new imaging markets. The Apogee IPR&D relates to a next generation Direct Digital Amplification (DDX®) product. As of the closing date of each acquisition, we expected to incur $1.9 million, $7.7 million and $1.8 million in costs to bring the Protocom product, Oasis products and Apogee product, respectively, to commercialization.

Selling, General and Administrative. Selling, general and administrative expenses increased to $43.0 million, or 13.3% of revenues, for the year ended December 31, 2005, from $18.8 million, or 9.6% of revenues, for the year ended December 31, 2004. This dollar increase of 128.7% was primarily due to increases in headcount of sales, marketing, and administrative personnel including a substantial increase in personnel located in the Asia-Pacific region, as well as $7.3 million in legal costs primarily related to ongoing intellectual property litigation against Actions Semiconductor, located in China. The increase was also due to increased lease expenses related to additional leased office space both domestically and internationally, as well as increases in legal expenses related to setting up and maintaining our international subsidiaries. We paid $1.1 million in 2005 from general corporate funds related to the lease abandonment charge taken in 2004.

Amortization of Deferred Stock-Based Compensation. We record deferred stock-based compensation for the difference between the exercise price of option grants and the fair value of our common stock at the time of such grants which resulted in amortization expense of $1.3 million and $2.2 million for the years ended December 31, 2005, and 2004, respectively.

Other Income (Expense). Interest income increased to $4.1 million for the year ended December 31, 2005, from $1.7 million for the year ended December 31, 2004. This was due to increased income earned on our cash balances and investments in short-term marketable securities.

Income Tax Expense. Our income tax expense increased to $24.5 million for the year ended December 31, 2005, from $2.3 million for the year ended December 31, 2004. This increase in expense was primarily due to non-deductible charges related to acquisitions in the third fiscal quarter of 2005, and the release of the valuation allowance against our deferred tax assets in the third fiscal quarter of 2004. Our effective tax rate for the year ended December 31, 2005 was 40.6%. This estimate differed from the statutory rate primarily due to non-deductible write-offs of acquired in-process research and development and charges associated with transferring operations and licensing intellectual property to foreign subsidies, offset by research and development tax credits. Our effective tax rate for the year ended December 31, 2004, was 4.1%. This estimate differed from the statutory rate primarily due to the release of the valuation allowance against our deferred tax assets based on management’s assessment that it was more likely than not that a portion of our deferred tax asset would be realized.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments. The following table presents working capital, cash and cash equivalents and short-term investments (in thousands):

	December 31, 2006	December 31, 2005	Increase (Decrease)
Working capital	$108,569	$131,037	$(22,468)
Cash and cash equivalents(1)(2)	38,040	65,712	(27,672)
Short-term investments(1)	62,800	53,172	9,628

(1)	Included in working capital.
(2)	Includes restricted cash of $7.4 million.

Our working capital as of December 31, 2006, represents a decrease from our working capital as of December 31, 2005 primarily due to $30.0 million in cash used in repurchasing our common stock in February 2006, $49.9 million of cash used by operating activities during the year ended December 31, 2006, as well as $12.1 million used for equipment and IP purchases. This decrease was partially offset by the $72.0 million in proceeds received from the disposition of the PC audio codec product line in the third quarter of 2006.

We have historically financed our operations primarily through cash from our financing activities and our operating activities. Our principal source of liquidity as of December 31, 2006, consisted of $100.8 million in cash, cash equivalents and short-term investments. As of December 31, 2006, our short-term investments consisted of state and municipal debt securities, primarily auction-rate preferred notes and variable-rate demand notes. During the third quarter of 2006, we completed the sale of our PC audio codec product line to IDT for total consideration of $81.5 million. The consideration consisted of $72.0 million in cash, $5.0 million in accounts receivable which we retained, and $4.5 million in accounts payable assumed by IDT. Of the purchase price, $7.2 million was deposited into an escrow account upon closing for purposes of settling indemnification claims for the one-year period following the closing and is classified as restricted cash in the consolidated balance sheets. The cash consideration was offset by $2.5 million in closing costs. Refer to Note 8 of Notes to Consolidated Financial Statements for additional information on this disposition.

Operating Activities. Net cash used in operating activities was $49.9 million during the year ended December 31, 2006, compared to net cash provided of $81.4 million for the year ended December 31, 2005. Operating cash flows during the year ended December 31, 2006, reflect our net loss for $109.0 million, and a gain on asset dispositions of $45.7 million, offset by adjustments primarily for the goodwill impairment of $63.3 million and write-down of long lived assets for $18.5 million, depreciation, amortization, and stock-based compensation expense of $24.7 million, excess tax expense from employee stock option plans of $1.0 million, and a net decrease from the changes in assets and liabilities of $0.8 million. Our accounts receivable decreased $36.1 million during the year ended December 31, 2006, due to decreases in revenues and the timing of customer payments, compared to an increase of $11.6 million, during the year ended December 31, 2005. Our accounts payable decreased $29.4 million during the year ended December 31, 2006, primarily due to less inventory purchases, compared to an increase of $23.5 million, during the year ended December 31, 2005. Our inventories increased $3.1 million during the year ended December 31, 2006, due to decreases in demand for our products during the beginning of 2006, compared to a decrease of $2.0 million during the year ended December 31, 2005. In 2005, the increase in inventory was driven by the higher levels of demand for our products at that time, primarily from Creative and ASUSTEK Computer, Inc. Our reserve for slow-moving and obsolete inventory as a percentage of total inventory was 13.9% and 9.0% as of December 31, 2006, and December 31, 2005, respectively. We monitor and analyze our inventory for obsolescence, adjust this reserve accordingly, and as a result, the reserve increased by $1.0 million during the year ended December 31, 2006.

The decrease in deferred revenue and other liabilities of $9.1 million during the year ended December 31, 2006, includes an $8.9 million decrease in deferred revenue and a $0.2 million decrease in deferred rent and other liabilities. The decrease in deferred revenue is primarily due to reduced product shipments in 2006, as well as improved management of distributor inventory. Our deferred revenue and other liabilities decreased by $1.2 million during the year ended December 31, 2005 due to a shift to direct sales and improved management of distributor inventory levels. Income taxes payable decreased by $1.0 million and $3.2 million for the years ended December 31, 2006 and 2005, respectively.

Investing Activities. Our investing activities provided cash of $41.6 million and used cash of $47.0 million during the years ended December 31, 2006 and 2005, respectively. Cash received from investing activities during the year ended December 31, 2006, consisted primarily of the proceeds received from the sale of our PC audio codec product line to IDT. Cash used for investing activities during the year ended December 31, 2005 consisted primarily of the cash used in the acquisitions of Protocom, Oasis, and certain assets from Rio and Apogee. Investing activities during the years ended December 31, 2006 and 2005 also included proceeds from maturities of and purchases of short-term investments, and purchases of property, plant, equipment, software and intangible assets.

The fair value of our investments in marketable securities at December 31, 2006, was $62.8 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in short-term securities, with at least an investment grade rating, to minimize interest rate and credit risk as well as to provide for an immediate source of funds.

Capital expenditures were $12.1 million and $15.4 million during the years ended December 31, 2006 and 2005, respectively. These expenditures during the year ended December 31, 2006, were incurred primarily for the purchase of engineering tools, computer equipment, and software.

Financing Activities. Our financing activities used $26.9 million and provided $4.1 million of cash during the years ended December 31, 2006 and 2005, respectively. On January 24, 2006, our board of directors authorized a share repurchase plan for up to $30.0 million of our common stock, pursuant to which we purchased approximately 2.6 million shares for $30.0 million. We received $2.4 million and $4.2 million in proceeds from the exercise of employee stock options and our Employee Stock Purchase Plan (“ESPP”) during the years ended December 31, 2006 and 2005, respectively. These proceeds were invested in short-term, investment grade, interest bearing instruments, pending their use to fund working capital, acquisitions and capital expenditures as required.

Contractual Obligations. The following table describes our commitments to settle contractual obligations in cash as of December 31, 2006:

	Amount of Commitment Maturing by Year
	(in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$37,320	$7,485	$12,790	$10,478	$6,567
Capital leases	406	256	150	—	—
Long-term liabilities (excluding amounts related to operating leases presented above)	51	36	—	—	15
Other liabilities	1,145	635	510	—	—
Purchase obligations (primarily inventory)	15,712	11,722	3,094	896	—

Total commitments	$54,634	$20,134	$16,544	$11,374	$6,582

Capital Requirements. We expect to reduce our operating expenses in future periods from current levels. Additionally, we may evaluate opportunities to invest in or acquire other businesses, intellectual property or technologies that would compliment or expand our current offerings, expand the breadth of our markets or enhance our technical capabilities. We intend to fund these activities with cash generated from operations and existing cash balances. We anticipate that operating expenses, changes in working capital, and capital expenditures will continue to constitute a material use of our cash resources.

Based on current business conditions and our current operating and financial plans, we believe our existing cash, restricted cash and short-term investments balances, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. If we are unable to obtain additional financing if needed, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial conditions, and operating results. We may enter into strategic arrangements in the future which also could require us to seek additional equity or debt financing. We would have recognized a more significant net loss for the year ended December 31, 2006, if we excluded the $45.6 million pre-tax gain on the sale of our PC audio codec product line to IDT and there can be no assurances that we can reduce our net losses and negative cash flow in the foreseeable future. Also, there can be no assurances that we can raise capital as needed to fund our operations on an ongoing basis.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible accounts receivable, inventories, investments, intangible assets, goodwill, stock-based compensation, income taxes, financing operations, warranty obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions and conditions. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

The following is a discussion of our most critical accounting policies used in the preparation of our financial statements, and the judgments and estimates involved under each. We also have other key accounting policies that do not involve critical accounting estimates because they do not generally require us to make estimates and judgments that are difficult or subjective (see Note 2 of Notes to Consolidated Financial Statements).

Revenue Recognition. We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B (“SAB 101”) and SAB 104, Revenue Recognition. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. These criteria are usually met at the time of product shipment; however, we do not recognize revenue until all customer acceptance requirements have been met, when applicable. Revenues from product sales to customers other than distributors are generally recognized upon shipment and reserves are provided for estimated allowances. We defer revenue recognition of nonrecurring engineering fees until contractual obligations are met. A portion of our sales are made through distributors under agreements allowing for price protection and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors sell the product to their customers. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery. Management assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Management assesses the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer, as determined by credit checks and analysis, as well as the customer’s payment history. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely impacted.

Inventory Valuation. We value our inventory at the lower of the standard costs of our inventory or its current estimated market value. We establish inventory reserves at least quarterly for estimated obsolescence or unmarketable inventories on an amount equal to the difference between the cost of the inventory and its estimated realizable value, based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected, additional inventory reserves may be required that could adversely affect our operating results.

Stock-Based Compensation. Prior to fiscal 2006, we accounted for employee stock awards under the Company’s compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Emerging Issues Task Force (“EITF”) Issue No. 00-23, and the related interpretations, as permitted by SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Compensation costs related to stock options granted at fair value were not recognized in the consolidated statements of operations. Compensation costs related to stock options granted below fair value were recognized in the consolidated statements of operations. In December 2004, FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in their statements of operations.

Effective January 1, 2006, we adopted SFAS 123R using the modified-prospective transition method. Under this transition method, stock compensation cost recognized beginning January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted or modified on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Upon adoption of SFAS 123R, the Company elected to use the transition method described in FASB Staff Position No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, in determining windfall pool of tax benefits. Results of prior periods have not been restated (see Note 10 of Notes to Consolidated Financial Statement).

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

As a result of adopting SFAS 123R on January 1, 2006, our loss before income taxes for the year ended December 31, 2006, included $10.2 million of stock compensation expense that would not have been recognized if we continued to account for share-based compensation under APB Opinion No. 25. Applying the provisions of SFAS 109, Accounting for Income Taxes (“SFAS 109”), on an annual basis, the adoption of SFAS 123R had a negative $8.0 million impact on the net loss for the year ended December 31, 2006. Also, basic and diluted loss per share for the same period were $0.23 higher due to our adopting SFAS 123R.

Prior to adopting SFAS 123R, we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement reduced net operating cash flows and increased net financing cash flows for the year ended December 31, 2006, by approximately $1.0 million.

The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms of the awards, risk-free rates and dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those awards expected to vest. Expected forfeiture rates are based on historical rates and our analysis of potential future forfeiture rates. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different. We periodically evaluate the assumptions used in the Black-Scholes model, and calculate expected volatility based on a combination of our historical and implied volatility. We calculate the expected term using the “simplified” method prescribed in Staff Accounting Bulletin No. 107, Share-Based Payment, such that the term is approximated by the mean between the vesting date and the expiration of the award.

We continue to base the estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends and do not currently intend to pay cash dividends, thus we assume a 0% dividend yield.

During the year ended December 31, 2006, no Restricted Stock Units (“RSUs”) vested. We had $15.5 million of total unrecognized compensation costs related to stock options and RSUs at December 31, 2006, that are expected to be recognized over a weighted-average period of 2.5 years.

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

Goodwill. Goodwill is tested for impairment at the reporting unit level at least annually during the fourth quarter of each fiscal year and more frequently if events and circumstances indicate that goodwill may be impaired. Impairment of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. We estimate the fair values of our reporting units using a weighted calculation of a discounted cash flow method and a market capitalization method. These methods require estimates of our future revenues, profits, capital expenditures, working capital, and other relevant factors, as well as selecting appropriate guideline publicly-traded companies for each reporting unit. We estimate these amounts by evaluating historical trends, current budgets, operating plans, industry data, and other relevant factors. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

Acquired In-Process Research and Development (“IPR&D”). When we acquire another entity, or material assets of another entity, the purchase price is allocated, as applicable, between net tangible assets, IPR&D, other identifiable intangible assets, and goodwill. Our policy defines IPR&D as the value assigned to those projects for which the related products have not reached technological feasibility and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires SigmaTel to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition, in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility. The $11.6 million in IPR&D related to the 2005 Protocom, Oasis and Apogee acquisitions was charged to operations during the year ended December 31, 2005.

Accounting for Income Taxes. We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income. A valuation allowance is established against deferred tax assets to the extent we believe that recovery is not likely based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for our 2008 fiscal year. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. We are currently evaluating the impact, if any, of SFAS 159 on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 is definitional and disclosure-oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 17, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company adoption of SAB 108 has not had an impact on the Company’s consolidated financial statements.

In June 2006, the FASB ratified EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“Issue 06-2”). Issue 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in Statement 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of this Issue are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment to retained earnings approach upon adoption. We will apply the accounting prescribed by Issue 06-2 to our sabbatical leave policy in fiscal year 2007 and we are currently evaluating the impact, if any, that the adoption of this Issue will have on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are still evaluating the impact, if any, of adopting the provisions of FIN 48 on our financial position, results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing the income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on the market value of our investments. As of December 31, 2006, all of our investments were in money market accounts or investment grade securities.

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

The consolidated financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

The following tables set forth our unaudited quarterly statements of operations for each of the eight quarters ended December 31, 2006, as well as such data expressed as a percentage of our revenues for the quarters presented. We have prepared the unaudited information on the same basis as our audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair statement. Operating results for any quarter are not necessarily indicative of results for any future periods.

	Three Months Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(in thousands, except per share data) (unaudited)
Statements of Operations Data:
Revenues, net	$37,524	$45,008	$43,812	$33,021	$82,007	$73,540	$69,572	$99,338
Gross profit	13,822	17,207	18,922	14,730	42,397	37,358	38,573	57,044
Research and development	21,971	23,416	23,061	22,192	22,260	28,691	13,024	12,001
Selling, general and administrative	12,320	11,294	12,639	13,993	15,668	10,772	9,430	7,163
Goodwill impairment	63,334	—	—	—	—	—	—	—
Impairment of long lived assets	18,477	—	—	—	—	—	—	—
Gain on asset disposition	—	(45,673)
Total operating expenses	116,102	(10,963)	35,700	36,185	37,928	39,463	22,454	19,164
Operating income (loss)	(102,280)	28,170	(16,778)	(21,455)	4,469	(2,105)	16,119	37,880
Net income (loss)	(98,735)	11,510	2,927	(24,726)	4,646	(5,193)	10,896	25,530
Basic net income (loss) per share	$(2.78)	$0.33	$0.08	$(0.69)	$0.13	$(0.14)	$0.31	$0.72
Diluted net income (loss) per share	$(2.78)	$0.32	$0.08	$(0.69)	$0.12	$(0.14)	$0.29	$0.68
Basic weighted-average number of shares used in per share calculations	35,483	35,043	34,881	35,787	37,141	36,267	35,704	35,398
Diluted weighted-average number of shares used in per share calculations	35,483	35,608	35,695	35,787	38,541	36,267	37,351	37,756

As a Percentage of Revenues:
Revenues, net	100.0%	100.0%	100.0%	100.0%	100%	100.0%	100.0%	100.0%
Gross profit	36.8	38.2	43.2	44.6	51.7	50.8	55.4	57.4
Research and development	58.6	52.0	52.6	67.2	27.1	39.0	18.7	12.1
Selling, general and administrative	32.8	25.1	28.8	42.4	19.1	14.6	13.6	7.2
Goodwill impairment	168.8	—	—	—	—	—	—	—
Impairment of long lived assets	49.2	—	—	—	—	—	—	—
Gain on asset disposition		(101.5)	—	—	—	—	—	—
Total operating expenses	309.4	(24.4)	81.5	109.6	46.3	53.7	32.2	19.3
Operating income (loss)	(272.6)	62.6	(38.3)	(65.0)	5.4	(2.9)	23.2	38.1
Net income (loss)	(263.1)	25.6	6.7	(74.9)	5.7	(7.1)	15.7	25.7

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon this evaluation, our CEO and CFO have concluded that, because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2006. Due to the material weakness described below, we performed additional analysis and other post-closing procedures to ensure that the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2006, we did not maintain effective controls over the completeness and accuracy of the income tax provision and related income taxes payable and deferred income tax accounts. Specifically, we did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related income taxes payable and deferred income tax accounts. This control deficiency resulted in a reclassification in the income taxes payable accounts in the Company’s interim consolidated financial statements for the second quarter of 2006. Additionally, this control deficiency could result in a misstatement to the income tax provision or income taxes payable accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. Because of this material weakness, management (including our CEO and CFO) has concluded that, as of December 31, 2006, we did not maintain effective internal control over financial reporting, based on the criteria established in Internal Control – Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Plan for Remediation of Material Weakness in Internal Control over Financial Reporting

We are taking the following steps to remediate the material weakness in internal control over financial reporting described above:

•	implement new processes around the analysis of the income tax provision, primarily related to tax reserves;

•	implement additional procedures around the identification, analysis and recording of the tax effects of significant transactions; and

•

have the outside experts who assist us with the preparation and review of the consolidated tax provision, balance sheet and footnote disclosures spend additional time in performing their review of the provision and key issues.

We believe these steps will enable us to remediate the material weakness reported at December 31, 2006. As part of our 2007 assessment of internal control over financial reporting, our management will conduct sufficient testing and evaluation of the controls to be implemented as part of this remediation plan to ascertain that they operate effectively.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Certain information required by Part III is omitted from this report because we intend to file a definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) no later than 120 days after the end of the fiscal year covered by this report, and certain information to be included therein is incorporated herein by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned “Management,” “Section 16A Beneficial Ownership Reporting Compliance,” and “Corporate Governance”.

Item 11.	Executive Compensation.

The information under the captions “Executive Compensation,” “Corporate Governance,” and “Compensation Committee Report” appearing in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the captions “Ownership of Securities” and “Equity Compensation Plan Information” appearing in the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information under the caption “Certain Relationships and Related Transactions,” and “Corporate Governance” appearing in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information under the caption “Principal Accountant Fees and Services” appearing in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	1. Financial Statements

2. Schedules

See Schedule II – Valuation and Qualifying Accounts at page S-1.

3. Exhibits

The exhibits listed on the accompanying index to exhibits in Item 15(c) below are filed as part of, or hereby incorporated by reference into, this Form 10-K.

(b)	Exhibits

See Exhibit Index after the signature page hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on March 16, 2007.

SIGMATEL, INC.

By:	/s/ Phillip E. Pompa
Phillip E. Pompa
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Phillip E. Pompa Phillip E. Pompa	President and Chief Executive Officer (principal executive officer)	March 16, 2007

/s/ R. Scott Schaefer R. Scott Schaefer	Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)	March 16, 2007

/s/ William P. Osborne William P. Osborne	Chairman of the Board of Directors	March 16, 2007

/s/ Robert T. Derby Robert T. Derby	Director	March 16, 2007

/s/ Alexander M. Davern Alexander M. Davern	Director	March 16, 2007

EXHIBIT INDEX

Exhibit Number
2.1(1)	Agreement and Plan of Reorganization, dated July 26, 2005, by and between SigmaTel, Inc., Amoeba Acquisition Corporation, Amoeba II Acquisition Corporation, Protocom Corporation, certain shareholders of Protocom, and Ren-Yuh Wang, as shareholders’ agent for the shareholders of Protocom

2.2(2)	Agreement and Plan of Reorganization, dated September 6, 2005, by and between SigmaTel, Inc., PPR Acquisition Corporation, Oasis Semiconductor, Inc., certain stockholders of Oasis and William H. Wrean, Jr., as stockholders’ agent for the stockholders of Oasis

2.3(3)	Asset Purchase Agreement, dated July 25, 2006, by and between Sigmatel and IDT.

3.1(4)	Second Restated Certificate of Incorporation of SigmaTel, Inc.

3.2(5)	Amended and Restated Bylaws of SigmaTel, Inc.

4.1(5)	Specimen certificate for shares of common stock

10.1(9)	SigmaTel 1995 Stock Option/Stock Issuance Plan, as amended to date

10.2(6)	SigmaTel 2003 Equity Incentive Plan

10.3	Forms of Stock Option and Restricted Stock Units Agreements and Stock Option and Restricted Stock Units Grant Notices

10.4(7)	Lease Agreement effective August 6, 1999, by and between SigmaTel and Desta Two Partnership Ltd.

10.5(8)	Amendment No. 1 to Lease Agreement, effective January 1, 2000, by and between SigmaTel and Desta Two Partnership Ltd.

10.6(9)	Sublease dated July 16 2001, by and between SigmaTel and Texas Networking, Inc.

10.7(10)	Office Building Lease Agreement dated June 12, 2000, by and between SigmaTel and BC Plaza II/III Ltd.

10.8(11)	Executive Employment Agreement dated as of March 26, 2001 by and between Ronald Edgerton and SigmaTel

10.9(12)	Form of Indemnification Agreement for directors and officers

10.10(13)	Executive Employment Agreement dated as of May 20, 2003 by and between Ross Goolsby and SigmaTel

10.11(14)	Lease Agreement dated July 29, 2004, by and between SigmaTel, Inc. and Prentiss Properties Acquisition Partners, L.P.

10.12(15)	Independent Contracting Agreement between SigmaTel, Inc. and Robert Derby, effective October 19, 2004

10.13(16)	Incentive Bonus Plan

10.14(17)	First Amendment to Lease dated November 2, 2005, by and between SigmaTel, Inc. and Prentiss Properties Acquisition Partners, L.P.

10.14(17)	SigmaTel, Inc. Executive Change in Control Severance Plan

10.15(18)	SigmaTel, Inc. Executive Change in Control Severance Plan.

21.1	List of SigmaTel’s subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2005.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 12, 2005.
(3)	Incorporated by reference to exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2006.
(4)	Incorporated by reference to Exhibit 3.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(5)	Incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(6)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 25, 2005.
(7)	Incorporated by reference to exhibit 10.7 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(8)	Incorporated by reference to exhibit 10.8 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(9)	Incorporated by reference to exhibit 10.9 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(10)	Incorporated by reference to exhibit 10.10 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(11)	Incorporated by reference to exhibit 10.12 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(12)	Incorporated by reference to exhibit 10.15 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.
(13)	Incorporated by reference to exhibit 10.16 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-112280), filed with the Securities and Exchange Commission on January 28, 2004.
(14)	Incorporated by reference to exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on October 19, 2004.
(15)	Incorporated by reference to exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 19, 2004.
(16)	Incorporated by reference to exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2005.
(17)	Incorporated by reference to exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2006.
(18)	Incorporated by reference to exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2006.

SigmaTel, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of SigmaTel, Inc.:

We have completed integrated audits of SigmaTel, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of SigmaTel, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that SigmaTel, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of not maintaining effective controls over the completeness and accuracy of the income tax provision and related income taxes payable and deferred income tax accounts, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2006, the Company did not maintain effective controls over the completeness and accuracy of the income tax provision and related income taxes payable and deferred income tax accounts. Specifically, the Company did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related income taxes payable and deferred income tax accounts. This control deficiency resulted in a reclassification in the income taxes payable accounts in the Company’s interim consolidated financial statements for the second quarter of 2006. Additionally, this control deficiency could result in a misstatement to the income tax provision or income taxes payable accounts that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that SigmaTel, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, SigmaTel, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Austin, Texas

March 14, 2007

SigmaTel, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$30,686	$65,712
Restricted cash	7,354	–
Short-term investments	62,800	53,172
Accounts receivable, net	12,556	48,633
Inventories, net	20,794	23,534
Income tax receivable	3,365	5,492
Prepaid expenses and other assets	5,591	8,723

Total current assets	143,146	205,266

Property, equipment and software, net	13,301	14,200
Intangible assets, net	15,370	37,678
Goodwill	–	84,203
Other assets	1,574	2,095

Total assets	$173,391	$343,442

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,338	$50,146
Accrued compensation	8,712	7,020
Other accrued expenses	8,056	6,442
Deferred revenue	1,242	10,093
Current portion of long-term obligations	229	528

Total current liabilities	34,577	74,229
Non-current income taxes payable	4,453	7,906
Other liabilities	809	2,113

Total liabilities	39,839	84,248

Commitments and contingencies (see Note 12)

Stockholders’ Equity:
Common stock, $0.0001 par value; 170,000 shares authorized; shares issued and outstanding: 35,603 and 35,513 at 2006 and 37,507 and 37,417 at 2005, respectively	4	4
Additional paid-in capital	197,711	218,492
Notes receivable from stockholders	(5)	(5)
Deferred stock-based compensation	–	(3,874)
Treasury stock, 90 common shares at cost	(741)	(741)
Accumulated surplus (deficit)	(63,687)	45,337
Accumulated other comprehensive income (loss)	270	(19)

Total stockholders’ equity	133,552	259,194

Total liabilities and stockholders’ equity	$173,391	$343,442

The accompanying notes are an integral part of these consolidated financial statements.

SigmaTel, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenues, net	$159,365	$324,457	$194,805
Cost of goods sold	94,686	149,086	89,187

Gross profit	64,679	175,371	105,618
Operating expenses:
Research and development	90,640	75,976	33,736
Selling, general and administrative	50,245	43,033	18,777
Goodwill impairment (Note 6)	63,334	—	—
Impairment of long-lived assets (Note 6)	18,477	—	—
Gain on asset disposition	(45,673)	—	—

Total operating expenses	177,023	119,009	52,513

Operating (loss) income	(112,344)	56,362	53,105
Other income (expense):
Interest income, net	3,084	4,096	1,709
Foreign exchange loss	(221)	(69)	—
Other income	50	—	—

(Loss) income before income taxes	(109,431)	60,389	54,814

Income tax (benefit) expense	(407)	24,510	2,258

Net (loss) income attributable to common stockholders	$(109,024)	$35,879	$52,556

Basic net (loss) income attributable to common stockholders per share	$(3.09)	$0.99	$1.52
Diluted net (loss) income attributable to common stockholders per share	$(3.09)	$0.95	$1.39
Weighted average shares used to compute:
Basic net income (loss) attributable to common stockholders per share	35,304	36,132	34,669
Diluted net income (loss) attributable to common stockholders per share	35,304	37,912	37,872

The accompanying notes are an integral part of these consolidated financial statements.

SigmaTel, Inc.

Consolidated Statements of Changes In Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock-Based Compensation	Treasury Stock	Accumulated Other Comprehensive Income or Loss	Cumulative Translation Adjustment	Accumulated Surplus (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2003	$34,271	$3	$173,737	$(115)	$(3,678)	$(741)	$—	$—	$(43,098)	$126,108
Net income	—	—	—	—	—	—	—	—	52,556	52,556
Issuance of common stock upon exercise of options	1,477	1	3,807	—	—	—	—	—	—	3,808
Issuance of common stock upon follow-on equity offering, net of issuance costs of $699	250	—	5,271	—	—	—	—	—	—	5,271
Issuance of common stock upon offering from Employee Stock Purchase Plan	112	—	1,623	—	—	—	—	—	—	1,623
Issuance of common stock upon net exercise of warrants	477	—	—	—	—	—	—	—	—	—
Repurchase and cancellation of 1,382 shares of common stock	(1,382)	—	(21,021)	—	—	—	—	—	—	(21,021)
Payment of amounts receivable from stockholders	—	—	—	109	—	—	—	—	—	109
Interest on amounts receivable from stockholders	—	—	—	(1)	—	—	—	—	—	(1)
Tax benefit related to exercise of employee stock options	—	—	9,860	—	—	—	—	—	—	9,860
Deferred stock-based compensation	—	—	203	—	238	—	—	—	—	441
Amortization of deferred stock-based compensation	—	—	—	—	2,162	—	—	—	—	2,162

Balance, December 31, 2004	35,205	4	173,480	(7)	(1,278)	(741)	—	—	9,458	180,916

Components of comprehensive income:
Net income	—	—	—	—	—	—	—	—	35,879	35,879
Unrealized loss on short-term investments, net of taxes	—	—	—	—	—	—	(19)	—	—	(19)

Total comprehensive income										35,860
Issuance of common stock upon exercise of options	773	—	2,491	—	—	—	—	—	—	2,491
Issuance of common stock upon offering from Employee Stock Purchase Plan	92	—	1,711	—	—	—	—	—	—	1,711
Issuance of common stock in conjunction with acquisition	1,437	—	28,179	—	—	—	—	—	—	28,179
Options assumed in conjunction with purchase acquisitions	—	—	5,179	—	(3,843)	—	—	—	—	1,336
Payments of amounts receivable from stockholders	—	—	—	2	—	—	—	—	—	2
Tax benefit related to exercise of employee stock options	—	—	7,743	—	—	—	—	—	—	7,743
Deferred stock-based compensation	—	—	(291)	—	(6)	—	—	—	—	(297)
Amortization of deferred compensation	—	—	—	—	1,253	—	—	—	—	1,253

Balance, December 31, 2005	37,507	4	218,492	(5)	(3,874)	(741)	(19)	—	45,337	259,194

Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(109,024)	(109,024)
Cumulative translation adjustment	—	—	—	—	—	—	—	270		270
Unrealized gain on short-term investments, net of taxes	—	—	—	—	—	—	19	—	—	19

Total comprehensive loss										(108,735)
Issuance of common stock upon exercise of options	358	—	684	—	—	—	—	—	—	684
Issuance of common stock upon offering from Employee Stock Purchase Plan	337	—	1,676	—	—	—	—	—	—	1,676
Repurchase of common stock	(2,599)	—	(29,999)	—	—	—	—	—	—	(29,999)
Tax benefit related to exercise of employee stock options	—	—	537	—	—	—	—	—	—	537
Effect of adoption of SFAS 123R	—	—	(3,874)	—	3,874	—	—	—	—	—
Stock based compensation	—	—	10,195	—	—	—	—	—	—	10,195

Balance, December 31, 2006	35,603	$4	$197,711	$(5)	$—	$(741)	$—	$270	$(63,687)	$133,552

The accompanying notes are an integral part of these consolidated financial statements.

SigmaTel, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net (loss) income	$(109,024)	$35,879	$52,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,471	8,860	4,814
Goodwill impairment	63,334	—	—
Impairment of long-lived assets	18,477	—	—
Gain on disposition of assets	(45,673)	—	—
Stock-based compensation	10,195	1,253	2,162
Write off of in-process research and development	—	11,610	—
Excess tax benefit from employee stock plans	(1,004)	7,743	9,860
Lease abandonment adjustments	—	(385)	1,946
Other non-cash (benefit) expenses	174	(76)	817
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	36,077	(11,574)	(18,206)
Inventories, net	(3,135)	(1,991)	(9,507)
Prepaid expenses and other assets	2,099	(2,811)	(3,514)
Deferred tax assets and liabilities	53	5,674	(8,166)
Accounts payable	(29,345)	23,515	13,047
Accrued expenses	1,480	1,745	3,274
Income taxes payable	1,036	3,157	—
Deferred revenue and other liabilities	(9,090)	(1,163)	3,507

Net cash (used in) provided by operating activities	(49,875)	81,436	52,590

Cash flows from investing activities:
Proceeds from maturities of short-term investments	37,724	166,956	77,801
Purchases of short-term investments	(47,343)	(105,831)	(143,211)
Purchases of property, equipment, software and intangible assets	(12,110)	(15,352)	(11,517)
Proceeds from asset dispositions	70,715	—	—
Increase in restricted cash	(7,354)	—	—
Acquisition of businesses, net of cash acquired	—	(92,820)	—

Net cash provided by (used in) investing activities	41,632	(47,047)	(76,927)

Cash flows from financing activities:
Payments of capital lease obligations	(252)	(57)	(48)
Common stock repurchases	(29,999)	—	(21,021)
Proceeds from notes receivable from stockholders	—	2	109
Excess tax benefit from employee stock plans	1,004	—	—
Proceeds from issuance of common stock, net of issuance costs	2,360	4,202	10,702

Net cash (used in) provided by financing activities	(26,887)	4,147	(10,258)

Effect of exchange rate changes on cash and cash equivalents	104	(70)	—
Net (decrease) increase in cash and cash equivalents	(35,026)	38,466	(34,595)
Cash and cash equivalents, beginning of year	65,712	27,246	61,841

Cash and cash equivalents, end of year	$30,686	$65,712	$27,246

The accompanying notes are an integral part of these consolidated financial statements.

SigmaTel, Inc.

Notes to Consolidated Financial Statements

1. Organization

SigmaTel, Inc. (the “Company” or “SigmaTel”) was incorporated on December 28, 1993, and is a fabless designer of analog-intensive mixed-signal integrated circuits headquartered in Austin, Texas. Since July 2004, SigmaTel has established international subsidiaries and/or opened offices in Hong Kong; Taipei, Taiwan; Shenzhen, China; Singapore; Seoul, South Korea; Tokyo, Japan; and, Cambridge, England. As a result of SigmaTel’s acquisitions of Protocom Corporation (“Protocom”) and Oasis Semiconductor, Inc. (“Oasis”) in the third quarter of 2005 (see Note 7 for additional information on these acquisitions), SigmaTel also now has wholly-owned subsidiaries associated with the operations of Protocom and Oasis. The accompanying consolidated financial statements include the accounts of SigmaTel and each of its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain reclassifications have been made to prior periods presented in the consolidated financial statements to conform to the current year presentation. Previously, the Company recorded amortization of stock compensation as a separate line item in the consolidated statements of operations. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107 (“SAB 107”), which states that companies should present the expense related to share-based payment arrangements in the same line or lines as cash compensation paid to the same employees. Accordingly, the Company has reclassified share-based payments previously recorded as Amortization of deferred stock-based compensation to the appropriate functional categories. The reclassifications had no impact on the Company’s financial position, operating income, or net income (loss). The following table summarizes stock-based compensation expense that is now recorded within functional categories in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2006	2005	2004
Research and development	$5,781	$869	$1,483
Selling, general and administrative	4,428	384	679
	$10,209	$1,253	$2,162

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

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

Risks and Uncertainties and Concentrations of Risk

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

	Customers That Accounted For Greater Than 10% of Accounts Receivable, net		Customers That Accounted For Greater Than 10% of Revenues, net
	December 31,		Year Ended December 31,
	2006	2005	2006	2005	2004
Customer A (an affiliate until October 2005)	15.0%	16%	19%	14%	14%
Customer B	—	—	—	—	17%
Customer C	—	21%	—	15%	—
Customer D	—	14%	—	18%	27%
Customer E	14.9	—	—	—	—

The Company performs ongoing credit evaluations of its customers’ financial condition and has a foreign trade insurance policy for significant international customers to minimize credit risk. The Company maintains an allowance for doubtful accounts to cover the uninsured portion of trade receivables and estimated losses resulting from uncollectible accounts. The Company will write off a receivable account once the account is deemed uncollectible. Accounts receivable write-offs to date have been minimal. As of December 31, 2006 and 2005, the Company had an allowance for doubtful accounts of $0.7 million and $0.6 million, respectively. Financial instruments that potentially subject the Company to significant concentrations of risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company places its short-term investments primarily in multiple types of investment-grade securities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company is exposed to credit risk in the event of default by the financial institutions and issuers of the investments. The Company maintains cash and cash equivalent balances in highly-rated financial institutions and has not experienced any material losses relating to any cash or cash equivalents.

Restricted Cash

The Company classifies amounts as restricted cash if the funds are not available for general corporate use as of the balance sheet date. As of December 31, 2006, approximately $7.4 million was classified as current restricted cash on the consolidated balance sheet. At December 31, 2005 there was no restricted cash. This restricted cash relates to amounts held in escrow, with interest, for one year for the sale of the PC audio codec product line to IDT (see Note 8).

Short-term Investments

Short-term investments consist of corporate, state and municipal securities with readily determinable fair market values and original maturities in excess of three months. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company’s investments are classified as “available-for-sale” and accordingly are reported at fair value, with unrealized gains and losses reported as a component of stockholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income and are determined on the specific identification method; however, for the years ended December 31, 2006, 2005 and 2004, there were no realized gains or losses.

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out method. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

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

Leasehold improvements, which are grouped with furniture and fixtures in Note 5 to the consolidated financial statements, are depreciated over the length of the applicable lease or the useful life of the asset, whichever is shorter.

Upon disposal of assets, related accumulated depreciation is removed from the accounts and the related gain or loss is included in operations. Repairs and maintenance costs are expensed as incurred.

Impairment of Long-lived Assets

The Company evaluates long-lived assets held and used by the Company for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made. Refer to Note 6 for discussion of impairments recorded in 2006.

Intangible Assets

Intangible assets consist of developed product technology, customer relationships, trademarks and trade names, patents and licenses to use intellectual property in manufacturing. Intangible assets are recorded at cost and amortized over the shorter of the contractual life or the estimated useful life, which is generally between five to nine years. Amortization of developed product technology is reflected in cost of goods sold in the consolidated statements of operations. Refer to Note 6 for discussion of impairments recorded in 2006.

The Company records acquired developed product technology as an intangible asset separate from goodwill when the developed product technology is capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented, or exchanged, and the developed product technology represents a feasible product or product component at the date of acquisition.

The Company estimates the useful lives of acquired developed product technologies based on factors which include the planned use of the developed product technology and the expected pattern of future cash flows to be derived from each developed product technology. Amortization of developed product technology is included in cost of goods sold in the consolidated statements of operations.

Treasury Stock

The Company has repurchased shares of its common stock which have been held as treasury stock. The Company accounts for treasury stock under the cost method. Upon the retirement of treasury stock shares, the par value and any related additional paid-in capital are removed from the accounts.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. This statement requires the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheet. The Company then assesses the likelihood that the deferred tax assets will be recovered from future taxable income. A valuation allowance is established against deferred tax assets to the extent the Company believes that recovery is not likely based on the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

Revenue Recognition

Revenues from product sales are recognized when persuasive evidence of an agreement exists and upon shipment, or later if required by shipping terms, provided title is transferred, prices are fixed or determinable, and collection is deemed probable. Revenues primarily consist of product sales to direct customers and distributors. Revenues and related costs of goods sold on sales to distributors with rights of return and price protection on products unsold are deferred and subsequently recognized upon sell-through to their end customer. In conjunction with our acquisitions, we have deferred revenue from nonrecurring engineering fees (“NRE”). We defer revenues from NRE until the obligations under the NRE agreements have been met and the related products are shipped in production quantities.

Sales Returns and Product Warranty

The Company may provide replacements for products which its customers purchased and which have been authorized for return. Warranty returns have been infrequent and relate to defective or off-specification parts. The Company records an allowance for sales returns, based on evaluations of returns experience and revenues, to provide for the anticipated costs associated with product returns. To date, the Company has not experienced significant costs associated with warranty returns.

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

Goodwill

The Company made certain acquisitions in the third and fourth quarters of 2005 that resulted in the recognition of goodwill. Goodwill is tested for impairment on an annual basis in the fourth quarter of each year. Additionally, goodwill will be tested in the interim if events and circumstances indicate that goodwill may be impaired. Impairment of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Aggregate goodwill acquired during the year ended December 31, 2006 was zero and $84.2 million for the year ended December 31, 2005.

Acquired In-Process Research and Development (“IPR&D”)

When the Company acquires another entity or the material assets of another entity, the purchase price is allocated, as applicable, between net tangible assets, IPR&D, other identifiable intangible assets, and goodwill. Company policy defines IPR&D as the value assigned to those projects for which the related products have not reached technological feasibility and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires the Company to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present values. The discount rate used is determined at the time of acquisition, in accordance with accepted valuation methods, and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility. Acquired IPR&D was zero for the year ended December 31, 2006, and was $11.6 million for the year ended December 31, 2005. The IPR&D charge is reflected in research and development operating expenses in the consolidated statements of operations for the year ended December 31, 2005.

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

Consolidation and Foreign Currency Translation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. The reporting currency of the Company’s foreign subsidiaries is the U.S. dollar and the functional currency is the local currency in which the foreign subsidiaries operate. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates for the periods. Resulting translation adjustments are recorded as a component of stockholders’ equity. There were $0.3 million and zero cumulative translation adjustments at December 31, 2006 and 2005, respectively. Gains and losses from currency transactions denominated in currencies other than the functional currency are recorded as other income or expense in the consolidated statements of operations.

Research and Development

Costs for research and development of the Company’s products are expensed as incurred. These costs include salaries, contractor fees, and allocated expenses.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Total advertising and promotional expenses were approximately $1.1 million, $0.8 million and $0.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Stock-Based Compensation

Prior to fiscal 2006, the Company accounted for employee stock awards under the Company’s compensation plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Emerging Issues Task Force (“EITF”) Issue No. 00-23, and the related interpretations, as permitted by FASB SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Compensation costs related to stock options granted at fair value were not recognized in the consolidated statements of operations. Compensation costs related to stock options granted below fair value were recognized in the consolidated statements of operations. In December 2004, FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method in accordance with APB Opinion No. 25. Instead, companies are required to account for such transactions using a fair-value method and recognize the expense in their statements of operations.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified-prospective-transition method. Under this transition method, stock compensation cost recognized beginning January 1, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted or modified on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Upon adoption of SFAS 123R, the Company elected to use the transition method described in FASB Staff Position No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, in determining windfall pool of tax benefits. Results of prior periods have not been restated (see Note 10).

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

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income attributable to common stockholders per share follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Numerator:
Net (loss) income attributable to common stockholders	$(109,024)	$35,879	$52,556

Denominator:
Weighted-average common stock outstanding	35,482	36,237	34,715
Less: weighted-average shares subject to repurchase	(23)	(21)	(46)
Less: shares held in escrow	(155)	(84)	—

Weighted-average shares used in computing basic net income (loss) attributable to common stockholders per share	35,304	36,132	34,669
Dilutive potential common shares used in computing diluted net income (loss) attributable to common stockholders per share	—	1,780	3,203

Total weighted-average number of shares used in computing diluted net income (loss) attributable to common stockholders per share	35,304	37,912	37,872

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

In connection with the acquisition of Protocom, 239,550 of the shares issued as consideration were placed into an escrow account for purposes of settling indemnification claims for the one-year period following the closing. The following outstanding options were excluded from the computation of diluted net income per share as they had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2006	2005	2004
Options to purchase common stock	5,112	1,676	499

No deemed dividends were included in the calculation of net income attributable to common stockholders for the years ended December 31, 2006, 2005, and 2004.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for SigmaTel’s 2008 fiscal year. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS 159 on the Company’s Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 is definitional and disclosure-oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS 157 are effective for fiscal years beginning after January 1, 2008, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 17, 2006, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company adoption of SAB 108 has not had an impact on the Company’s consolidated financial statements.

In June 2006, the FASB ratified EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“Issue 06-2”). Issue 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in Statement 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The provisions of Issue 06-2 are effective for fiscal years beginning after December 15, 2006 and allow for either retrospective application or a cumulative effect adjustment to accumulated deficit approach upon adoption. The Company will apply the accounting prescribed by Issue 06-2 in fiscal year 2007 and is currently evaluating the impact, if any, that the adoption of this Issue will have on its financial statements.

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

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

3. Short-term Investments

Short-term investments at December 31, 2006 and 2005, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $62.8 million and $53.2 million, respectively. The fair values of these instruments are based on market interest rates and other market information available to management as of each balance sheet date presented and were not different than the aggregate cost at December 31, 2006 or 2005.

Short-term investments consisted of the following as of December 31, 2006 (in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Auction-rate preferred notes	59,500	—	—	59,500
Variable-rate demand notes	3,300	—	—	3,300
Commercial paper	7,717	1	—	7,718

Total investments	70,517	1	—	70,518
Less cash equivalents	(7,717)	(1)	—	(7,718)

	$62,800	$—	$—	$62,800

Short-term investments consisted of the following as of December 31, 2005 (in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Auction-rate preferred notes	47,225	—	—	47,225
U.S. Agencies	2,498	—	(12)	2,486
Corporate notes	3,468	—	(7)	3,461

Total investments	53,191	—	(19)	53,172
Less cash equivalents	—	—	—	—

	$53,191	$—	$(19)	$53,172

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at fair value. As of December 31, 2006, liquid investments total $70.5 million, of which $7.7 million mature within three months, and $62.8 million, mature beyond five years, but have interest reset maturities of less than thirty days.

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

4. Inventories

Inventories, net of reserves, consist of the following (in thousands):

	December 31,
	2006	2005
Work-in-process	$5,567	$13,515
Finished goods	15,227	10,019

	$20,794	$23,534

At December 31, 2006 and 2005, the Company’s reserve for slow-moving and obsolete inventory was approximately $3.4 million and $2.3 million, respectively.

5. Property, Equipment and Software

Property, equipment and software is comprised of the following (in thousands):

	Estimated Useful Lives in Years	December 31,
		2006	2005
Computers and equipment	2-5	$17,513	$14,732
Furniture and fixtures	5	7,148	7,009
Purchased software	3	13,354	10,542

		38,015	32,283
Less accumulated depreciation and amortization		(24,714)	(18,083)

		$13,301	$14,200

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was approximately $7.2 million, $5.7 million and $3.8 million, respectively. At December 31, 2006 and 2005, property, equipment and software under capital leases consist of equipment and furniture and fixtures of approximately $0.5 million and $0.2 million, respectively. Accumulated amortization for equipment and furniture and fixtures under capital leases totaled $0.1 million and $0.2 million as of December 31, 2006 and 2005, respectively.

6. Goodwill and Other Intangible Assets

As of December 31, 2005, SigmaTel had goodwill in the amount of $84.2 million associated with the acquisitions of Oasis, Protocom, certain assets and intellectual property of D&M Holdings, Inc (“Rio”) and Apogee Technology, Inc. (“Apogee”), and certain assets of Mooji Corporation Limited (“Mooji”) of which approximately $13.7 million was deductible for income tax purposes. These acquisitions were accounted for using the purchase method of accounting (see Note 7). In the third quarter of 2006, $21.3 million of goodwill was transferred in the sale of the Company’s PC audio codec product line (see Note 8). For the year ended December 31, 2006, goodwill increased by approximately $0.1 million due to foreign exchange rate fluctuations and by approximately $0.3 million due to adjustments to acquired deferred tax assets and liabilities.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company assesses the impairment of goodwill annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. During the annual impairment analysis performed in the fourth quarter of 2006, it was determined that all of the goodwill attributable to the above mentioned acquisitions and assets was impaired. This impairment was primarily the result of a decline in stock price and market capitalization, deterioration of our performance, and slower growth rates for our products and the products of acquired businesses. Impairment is measured based on the excess of a reporting unit’s carrying value over its fair value. The fair value of the reporting units was calculated by a weighted combination of discounted projected cash flows and observations of market capitalization. A charge of $63.3 million was taken to operations in the fourth quarter of 2006 and is included in the “Goodwill impairment” line item in the Consolidated Statements of Operations.

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

The Company records intangible assets in accordance with SFAS No. 141 Business Combinations (“SFAS 141”) and SFAS 142. The developed-product technologies the Company acquired from the above acquisitions were as follows: the Oasis acquisition consisted of three integrated circuit products (and the intellectual property contained therein) (“chips”), used to control the operation of devices which can scan, fax and print documents; the Protocom acquisition consisted of chips that are used in camcorders and other video capture equipment and implement different video compression and decompression algorithms; the Rio acquisition consisted of computer programs, intellectual property and other proprietary know-how related to the hard-drive MP3 player business; and the Apogee acquisition consisted of chips, which perform digital audio amplification functions and can be used in a variety of different consumer audio applications. The developed-product technologies above were feasible at the date of acquisition as they were being actively marketed and sold by the acquired companies at the respective dates of acquisition. The developed-product technologies were recognized as intangible assets separate from goodwill as they were capable of being separated or divided from the acquired entities and sold or licensed. The estimated useful lives were primarily based on the weighted average time to cash flows for each respective developed product technology.

The Company evaluates long-lived assets held and used by the Company for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the fourth quarter of 2006, due to management’s changed intentions with the use of particular products, long-lived assets were tested for recoverability. Management determined that the carrying value of some assets exceeded the fair value. The Company used the discounted cash flow and cost approaches to determine the fair value. This resulted in an impairment charge of $18.5 million that was recorded against intangibles and is included in the “Impairment of Long-Lived Assets” line item in the consolidated statements of operations. The impairment charge consists of approximately $5.1 million for developed-product technology, $11.2 million for customer relationships, $1.4 for trademarks and trade names, and $0.8 million for licenses to manufacture and other. The amounts listed below are shown net of the $0.1 million of patents that were transferred in the sale of the Company’s PC audio codec product line (see Note 8).

Goodwill and other intangibles consist of the following (in thousands):

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Goodwill	$—	$—	$—	$84,203	$—	$84,203
Other intangible assets subject to amortization:
Developed product technology	8,212	(1,825)	6,387	15,060	(904)	14,156
Customer relationships	—	—	—	13,232	(502)	12,730
Trademarks and trade names	500	(125)	375	2,200	(106)	2,094
Patents	3,703	(689)	3,014	3,327	(237)	3,090
Licenses to manufacture and other	9,870	(4,276)	5,594	8,226	(2,618)	5,608

	$22,285	$(6,915)	$15,370	$126,248	$(4,367)	$121,881

The changes in the carrying amount of goodwill for the year ended December 31, 2006, are as follows (in thousands):

Balance as of January 1, 2006		$84,203
Transfer of goodwill in sale of PC audio codec product line	(21,305)
Foreign exchange rate fluctuations	127
Adjustments to acquired deferred tax assets and liabilities	309
Impairment losses	(63,334)

Balance as of December 31, 2006		$—

Intangible asset amortization expense was $7.4 million, $3.1 million, and $1.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Estimated aggregate intangible asset amortization expense is expected to be $4.2 million for 2007 and is estimated to be $3.6 million in 2008, $2.8 million in 2009, $2.6 million in 2010, and $1.6 million in 2011. The Company is amortizing intangible assets on a straight-line basis over their estimated useful lives. The weighted average useful life is generally 6 years for developed-product technology, 9 years for customer relationships, 7 years for trademarks and trade names, 7 years for patents, and 2 to 5 years for licenses to manufacture.

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

7. Acquisitions

On July 1, 2005, the Company acquired assets related to the sale of SigmaTel products in Korea from its long-time Korean distributor, Mooji, for $1.9 million, including direct acquisition costs of approximately $0.2 million. In 2006, as a result of the annual goodwill and intangible asset impairment review, all of the acquired goodwill and intangible assets related to Mooji were written off.

On July 26, 2005, the Company acquired certain assets, intellectual property and engineering resources associated with the Rio® portable audio product line from Rio for $10.2 million, including direct acquisition costs of approximately $0.2 million. The amount of $0.5 million of the acquisition consideration is being held in an escrow account for purposes of settling indemnification claims for the one-year period following the closing. This escrow amount and all earnings thereon were released in full by the Company on July 26, 2006. In 2006, as a result of the annual goodwill and intangible asset impairment review, all of the goodwill assigned to the Rio acquisition and other related intangible assets were written off, totaling $8.5 million. Acquired patents from Rio on the December 31, 2006, balance sheet total $0.1 million.

On August 24, 2005, the Company completed the acquisition of all of the issued and outstanding shares of Protocom, a privately held provider of integrated circuits to the digital video camera market, for $18.8 million in cash and $28.2 million in the form of 1,437,304 shares of SigmaTel common stock. The Company incurred direct acquisition costs of approximately $1.1 million and recorded $4.2 million as the value assigned to the unvested Protocom stock options assumed which entitle the holders to receive up to 234,223 shares of the Company’s common stock upon vesting and exercise and are being amortized over the remaining vesting period of the related options. In connection with the acquisition, 239,550 of the shares issued as consideration in this acquisition were placed into an escrow account for purposes of settling indemnification claims for the one-year period following the closing. These escrow shares were released in full by the Company on August 24, 2006. In accordance with EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination, we have used $19.64 as the per share amount to value the common stock consideration paid to Protocom shareholders (representing the average of the closing prices of SigmaTel’s common stock for the three days before, after and on the merger agreement date of July 26, 2005), less $50,000, an estimate for the registration costs which have been included in transaction costs. The unvested Protocom stock options assumed and the related deferred stock-based compensation were valued in accordance with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Compensation, and Interpretation of APB Opinion No. 25. Pursuant to the terms of the acquisition, the Company established an employee retention bonus plan for the former Protocom employees. Under this plan, $1.0 million was paid to former Protocom employees in September 2006. No bonuses will be paid under this plan in future years.

On September 6, 2005, the Company acquired all of the issued and outstanding shares of Oasis, a privately held provider of integrated circuits for the printer market, for $57 million in cash. The Company incurred direct acquisition costs of approximately $2.0 million. In connection with this acquisition, the Company also agreed to make an additional payment of up to $25 million in cash pursuant to the terms of an earn-out provision based on the achievement by the Oasis business of certain calendar year 2006 revenues. The amount of $5.7 million of the initial purchase price payment was deposited in an escrow account for purposes of settling indemnification claims for the one-year period following the closing. This escrow amount and all earnings thereon were released in full by the Company on September 6, 2006. As there were no indemnification claims, the full amount was released from escrow and paid to the former Oasis shareholders in September 2006. The Company also recorded $0.9 million for the value of assuming all unvested employee stock options of Oasis, which entitle the holders to receive up to 235,398 shares of the Company’s common stock upon vesting and exercise and are being amortized over the remaining vesting period of the related options. The value of the unvested Oasis stock options assumed and the related deferred stock-based compensation were valued in accordance with FASB Interpretation No. 44. Pursuant to the terms of the acquisition, the Company has established an employee retention bonus plan for the former Oasis employees totaling $3.0 million. Bonuses under this plan are contingent upon continued employment with the Company, are expensed as incurred, and will be payable over two years in four semi-annual installments. As of December 31, 2006, $1.5 million of bonuses under this plan have been paid to the former Oasis employees. As of December 31, 2006, $0.5 million of retention bonuses remained as current liabilities. As of December 31, 2006, no payments have been made against the Oasis earn-out provision, and all earn-out periods related to the acquisition have expired.

On October 5, 2005, the Company acquired the Direct Digital Amplification (DDX®) technology, design team and intellectual property from Apogee for $9.4 million in cash. The Company also agreed to make an additional payment of up to $4.5 million in cash pursuant to the terms of an earn-out provision based on the achievement of DDX® revenues during the one-year period following the closing. The purchase accounting for Apogee included $0.2 million in other transaction costs. As a result of activities related to the earn-out provision for Apogee, a payment to Apogee totaling $0.4 million was made in November, 2006. As of December 31, 2006, all earn-out periods related to the DDX acquisition have expired.

The Oasis, Protocom, Rio, Apogee and Mooji acquisitions were accounted for using the purchase method of accounting. The purchase price for each of the acquisitions was paid during the year ended December 31, 2005. The purchase price for the acquisitions does not include any amount for contingent considerations. Actual amounts of future consideration related to contingencies were recognized as an adjustment to the purchase price in the period in which the contingency was resolved. For the year ended

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

December 31, 2006, there were no significant adjustments to the purchase prices of the acquisitions. The purchase price was allocated to the assets acquired, including intangible assets and liabilities assumed, as well as IPR&D, based on estimated fair values at the date of the acquisition. The value of assets and liabilities was estimated based on purchase price and future intended use. The value of intangible assets was derived from the present value of estimated future benefits from the various intangible assets acquired. Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired. This premium paid for the acquisitions is based on management’s belief that the acquired technologies, businesses and engineering talent in the areas of image processing, video compression, amplification, firmware and software development and SoC development were of strategic importance in the Company’s multi-media SoC strategy.

The Protocom IPR&D relates to the PR838 project, a next generation portable imaging SoC that adds new features such as H.264 (an advanced video codec technology) and high definition output capability. The Oasis IPR&D relates to efforts on six different multi-function peripheral products, each of which adds new features or addresses new imaging markets. The Apogee IPR&D relates to a next generation DDX® product. The income approach was utilized to value this technology which incorporated the present value of future economic benefits and the associated costs to bring the products to commercialization, which were expected to occur within one year of the acquisitions. The rate used to discount the net cash flows to their present value was 19%, 21% and 20% for Protocom, Oasis and Apogee, respectively, giving consideration to the risk associated with the projects relative to developed product technology and future products. The $11.6 million in IPR&D related to these acquisitions was charged to operations during the year ended December 31, 2005 since the technology has no alternative future use. We have decided to discontinue further development of the Protocom PR838 project, and the Apogee DDX® product. Of the six Oasis multi-function peripheral projects, five have been completed as of December 31, 2006, and the remaining one is expected to be completed by December 31, 2007.

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

The following unaudited pro-forma financial information presents the results of operations for the years ended December 31, 2005 and 2004 as if the acquisitions had occurred at the beginning of each period presented. Pro-forma net income for the year ended December 31, 2005 includes an $11.6 million non-recurring charge for IPR&D. The pro-forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of each period presented, or of future results.

	Year Ended December 31,
	2005	2004
	(in thousands, except per share data) (unaudited)
Pro forma net revenues	$351,391	$242,397

Pro forma net income	29,244	50,817

Pro forma net income per share:
Basic	$0.79	$1.42
Diluted	$0.75	$1.28

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

8. Disposition of Assets

In July 2006, the Company completed the sale of its PC audio codec product line to Integrated Device Technology, Inc. (“IDT”), for total consideration of $81.5 million and recorded a pre-tax gain of $45.6 million that is included in the gain on disposition of assets line in the consolidated statements of operations. The consideration consisted of $72.0 million in cash, $5.0 million in accounts receivable retained by the Company, and $4.5 million in accounts payable assumed by IDT. The amount of $7.2 million of the purchase price was deposited into an escrow account upon closing for purposes of settling indemnification claims for the one-year period following the closing and is classified as restricted cash in the consolidated balance sheets. The cash consideration was offset by $2.5 million in closing costs. In connection with the sale, the Company and IDT entered into several ancillary agreements, including a transition services agreement designed to ensure a smooth transition of the PC audio codec product line to IDT, and an intellectual property license agreement pursuant to which IDT received rights to certain intellectual property being retained by SigmaTel related to the PC audio codec product line. The disposal of these assets did not meet the criteria established for recognition as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Revenues included in the company’s consolidated statement of operations from the PC Audio product line were $19.1 million, $20.5 million, and $15.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

In July 2006, the Company sold a patent to a limited partnership for approximately $1.1 million. A gain of approximately $28,000 was recognized as a result of this sale and is included in the gain on disposition of assets line in the consolidated statement of operations.

9. Other Accrued Expenses

The company’s other accrued expenses are comprised of the following at December 31, 2006 and December 31, 2005, respectively (in thousands):

	December 31,
	2006	2005
Accrued taxes	$5,952	$3,905
Accrued insurance	749	866
Royalties payable	711	1,105
Accrued audit and tax services	405	391
Other	239	175

	$8,056	$6,442

10. Stockholders’ Equity and Stock-based Compensation

Common and Preferred Stock

The Company is authorized to issue 170,000,000 shares of $0.0001 par value common stock and 30,000,000 shares of $0.01 par value Preferred Stock. The board of directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

On February 18, 2004, the Securities and Exchange Commission declared effective the Company’s registration statement, which the Company filed on Form S-1 under the Securities Act of 1933 in connection with a follow-on offering of its common stock. Under this registration statement, the Company registered 9,830,422 shares of its common stock, including 1,282,229 shares subject to the underwriters’ over-allotment option (of which 212,229 shares were exercised), with a public offering price of $25.01 per share. The Company registered 250,000 of these shares on its behalf and 9,580,422 on behalf of certain stockholders of the Company. The Company received $5.3 million in proceeds after deducting the underwriters’ fees and transaction costs.

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

Share Repurchase Plan

On January 25, 2006, the Company’s board of directors authorized a share repurchase plan for up to $30.0 million of its common stock. In February 2006, approximately 2.6 million shares were repurchased for $30.0 million and were retired. There were no share repurchases in 2005. In July of 2004, the Company’s board of directors authorized a share repurchase plan for up to $30.0 million of common stock. In 2004, approximately 1.4 million shares were repurchased for $21.0 million and were retired.

Warrants

In March 2004, the Company issued 19,900 shares in a cashless exercise of warrants issued in 2001 and 2002 to a bank in connection with modifications to a revolving line of credit. In December of 2004, the Company issued 457,485 shares in a cashless exercise of warrants issued in 2002 to an unaffiliated customer in connection with an exclusive supply agreement. There were no warrants outstanding as of December 31, 2006, 2005, and 2004.

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

Prior to January 1, 2006, compensation costs related to stock options granted to employees with exercise prices equal to the stock’s fair value under the Company’s compensation plans were not recognized in the consolidated statements of operations. Compensation costs related to options, restricted stock units (“RSUs”), stock options granted to employees below fair value, and stock options granted to non employees were recognized in the consolidated statements of operations.

In December 2004, the FASB issued SFAS 123R, Share-Based Payment, and under the new standard, companies are no longer able to account for share-based compensation transactions using the intrinsic value method of APB Opinion No. 25. Instead, companies are required to account for such transactions using a grant date fair value method and recognize the expense over the employee’s requisite service period in the consolidated statements of operations.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Upon adoption of SFAS 123R, the Company elected to use the transition method described in FASB Staff Position No. 123R-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, in determining the windfall pool of tax benefits. Results of prior periods have not been revised.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s loss before income taxes for the year ended December 31, 2006, was $10.2 million higher than if it had continued to account for share-based compensation under APB Opinion No. 25. After the effect of income taxes, the adoption of SFAS 123R had a negative impact of $8.0 million on net loss, or $0.23 per basic and diluted share, for the year ended December 31, 2006.

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

Prior to adopting SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the consolidated statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits from tax deductions in excess of recognized compensation cost (excess tax benefits) to be classified as financing cash flows. This requirement reduced net operating cash flows and increased net financing cash flows for the year ending December 31, 2006, by approximately $1.0 million.

1995 Stock Option/Stock Issuance Plan

As of December 31, 2006, options to purchase 1,095,803 shares of the Company’s common stock were outstanding under the Company’s 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”). Under the 1995 Plan, incentive stock options may be granted to employees and non-statutory stock options may be granted to non-employees, directors or consultants at prices not lower than 100% of the fair market value of the Company’s common stock at the date of grant as determined by the Board of Directors. Any 10% stockholder must be granted options to purchase the Company’s common stock at an exercise price no lower than 110% of the fair market value of the Company’s common stock at the date of grant as determined by the board of directors. Generally, options vest either (i) at the rate of 20% per year over five years, or (ii) over a four year period (25% at end of the first year from the date of grant, and  1/36 of the remaining shares per month over the next 36 months) and are exercisable for a period of ten years from the date of grant. In February 2003, the board of directors approved an increase of 1,641,667 shares available for issuance under the 1995 Plan. Effective upon completion of the Company’s initial public offering, no more options were issued under the 1995 Plan.

2003 Equity Incentive Plan

In July 2003, the Company’s board of directors and stockholders approved the 2003 Equity Incentive Plan (the “2003 Plan”) that became effective upon completion of the initial public offering. The 2003 Plan provides for the grant of incentive stock options and nonqualified stock options, stock awards, stock purchase rights and RSUs for the purchase of up to 6,866,747 shares of the Company’s common stock by officers, employees, consultants and directors of the Company. However, this share reserve shall be reduced by the exercise of stock options outstanding under the Company’s 1995 Stock Option/Stock Issuance Plan. In April 2005, the board of directors and stockholders approved an increase of 2,500,000 shares available for issuance under the 2003 Plan. As of December 31, 2006, options to purchase 4,016,350 shares and RSUs covering 278,368 shares of the Company’s common stock were outstanding under the 2003 Plan.

The compensation committee of the board of directors is responsible for administration of the 2003 Plan. The compensation committee determines the term of each option, the option exercise price, the number of shares for which each option is granted and the rate at which each option is exercisable. Incentive stock options may be granted to any officer or employee at an exercise price per share of not less than the fair value per common share on the date of the grant (not less than 110% of fair value in the case of holders of more than 10% of the Company’s voting stock) and with a term generally seven to ten years from the date of the grant (five years for incentive stock options granted to holders of more than 10% of the Company’s voting stock). Generally, options vest either (i) over a four year period (25% at end of the first year from date of grant, and  1/36 of remaining shares per month over next 36 months) or (ii) over a two year period (25% at the end of the year and 75% at the end of the second year from date of grant). Nonqualified stock options may be granted to any officer, employee, consultant or director at an exercise price per share of not less than the market value per share.

Employee Stock Purchase Plan

In July 2003, the Company’s board of directors and stockholders approved an Employee Stock Purchase Plan (“ESPP”) that became effective upon completion of the Company’s initial public offering. Employees who own less than 5% of the Company’s stock, work more than 20 hours a week and are generally employed for greater than 5 months per year, are eligible and may designate up to 15% of their compensation for the purchase of common stock semi-annually at the lower of 85% of the fair market value of the stock at the beginning or end of the six-month payment period, through accumulation of payroll deductions. Common stock reserved for issuance under the ESPP is 652,283 shares at December 31, 2006.

Accounting for Stock Compensation

Stock-based compensation costs are estimated using the Black-Scholes option-pricing model on the date of grant for stock options and on the date of enrollment for the ESPP. RSU fair values equal their intrinsic value on the date of grant.

The fair values of stock awards are amortized as compensation expense on a straight-line basis over their requisite service period. Compensation expense recognized is shown in the operating activities section of the consolidated statements of cash flows.

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

The Company determined the assumptions in the Black-Scholes model for calculating fair value of stock-based compensation costs as follows: expected volatility is a combination of the Company’s historical and implied volatility; expected term is calculated using the “simplified” method prescribed in SAB 107, such that the term is approximated by the mean between the vesting date and expiration of the award; the risk free rate is based on the U.S. Treasury yield curve in effect at the time of valuation; a dividend yield is not used since the Company has never paid cash dividends and does not currently intend to pay cash dividends. The Company periodically reviews the assumptions and modifies the assumptions accordingly.

The fair value of common stock options and employee purchase rights granted during the years ended December 31, 2006, 2005, and 2004 were estimated using the Black-Scholes option pricing model with the following assumptions:

Year ended December 31,
	2006	2005	2004
2003 Equity Incentive Plan
Dividend yield	—	—	—
Expected life	4.4 to 4.5 years	3.25 – 4 .0 years	3.5 – 5.0 years
Expected volatility	60 –69%	67 – 75%	63 –75%
Risk-free rate	4.6 –5.0%	3.2 –4.4%	3.1 –3.2%
Employee Stock Purchase Plan
Dividend yield	—	—	—
Expected life	6 months	6 months	6 months
Expected volatility	60 –67%	75%	63 –75%
Risk-free rate	4.4 –5.0%	3.2 –3.8%	3.1 –3.2%

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

A summary of the Company’s stock compensation activity with respect to the year ended December 31, 2006, follows (share and intrinsic value amounts in thousands):

Stock Options Under the 1995 and 2003 Plans	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,496	$19.07
Granted	1,639	7.34
Exercised	(357)	1.92
Cancelled or expired	(1,666)	21.88

Outstanding at December 31, 2006	5,112	$15.60	6.1	$5,408
Vested at December 31, 2006 and expected to vest	4,819	$15.85	6.2	$2,001
Exercisable at December 31, 2006	3,039	$18.73	6.0	$3,896
Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Term (Years)	Aggregate Intrinsic Value
Nonvested at December 31, 2005	—	$—
Granted	345	7.53
Vested	—	—
Forfeited	(67)	8.48

Nonvested at December 31, 2006	278	$7.30	3.5	$1,219
Vested at December 31, 2006 and expected to vest	241	$7.32	3.5	$1,055
Exercisable at December 31, 2006	—	$—	—	$—

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

Weighted average, grant date fair value of purchase rights exercised under the ESPP are as follows (share amounts in thousands):

	Year ended December 31,
	2006	2005	2004
Number of shares	337	92	94
Weighted average fair value	$4.04	$10.97	$8.22

The following summarizes the Company’s stock option values (in thousands):

	Year ended December 31,
	2006	2005	2004
Weighted average fair value of common stock options granted	$4.11	$15.70	$13.16
Intrinsic value of stock options exercised	$2,476	$23,092	$33,434
Fair value of stock options that vested	$6,575	$4,069	$3,824

During the year ended December 31, 2006, no RSUs vested. The Company had $15.5 million of total unrecognized compensation costs related to stock options and RSUs at December 31, 2006, that are expected to be recognized over a weighted-average period of 2.5 years. There were no stock compensation costs capitalized into assets as of December 31, 2006.

For the year ended December 31, 2006, approximately $2.4 million was received for the exercise of stock options and employee stock purchases, and the tax benefit realized from these stock option exercises and employee stock purchases was $0.6 million. Cash was not used to settle any equity instruments previously granted. The Company issues shares from the 1995 Plan, 2003 Plan, and ESPP reserves upon the exercise of stock options, RSUs, and employee stock purchases. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under the 1995 Plan, 2003 Plan, or ESPP.

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

As discussed above, results for prior periods have not been revised to reflect the effects of implementing SFAS 123R. The following table illustrates the effect on net income (loss) and earnings per share for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

	Year Ended December 31,
	2005	2004
Net income attributable to common stockholders, as reported	$35,879	$52,556
Add: Stock-based employee compensation expense recognized in net income attributable to common stockholders, net of tax	843	1,405
Deduct: Stock-based employee compensation expense determined under the fair value based method for all employee awards, net of tax	(31,100)	(4,036)

Pro forma net income attributable to common stockholders	$5,622	$49,925

Pro forma basic net income attributable to common stockholders per share	$0.16	$1.44

Pro forma diluted net income attributable to common stockholders per share	$0.15	$1.32

11. Income Taxes

The provision for income taxes on income from continuing operations for the years ended December 31, 2006, 2005 and 2004 is comprised of the following (in thousands):

	Year ended December 31,
	2006	2005	2004
Current
Federal	$1,955	$13,993	$10,426
State	90	53	(2)
Foreign	1,939	2,539	—
Deferred
Federal	(4,055)	7,973	(8,152)
State	(56)	(127)	(14)
Foreign	(280)	79	—

	$(407)	$24,510	$2,258

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

The geographic sources of income from continuing operations before income taxes are as follows (in thousands):

	Year ended December 31,
	2006	2005	2004
United States	$(97,591)	$51,780	$54,791
Foreign	(11,840)	8,609	23

Income (loss) from continuing operations before taxes	$(109,431)	$60,389	$54,814

A reconciliation of the amount of the income tax provision that results from applying the statutory Federal income tax rates to pretax income and the reported amount of income tax provision is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Tax provision at statutory rate	$(38,301)	$21,136	$19,185
State income tax provision (benefit)	23	(48)	10
Effect of foreign operations	(1,222)	2,222	—
In-process research and development	—	4,064	—
Research and development credit	(1,571)	(2,761)	(434)
Stock-based compensation charge (benefit)	1,340	(36)	(1,351)
Sale of non-deductible goodwill in IDT transaction	5,339	—	—
Goodwill impairment	19,103	—	—
Non-deductible expenses and other	(519)	59	(451)
Net increase (decrease) in valuation allowance	15,401	(126)	(14,701)

	$(407)	$24,510	$2,258

The significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$4,263	$7,061
Credit carryforwards	5,579	6,405
Accrued liabilities and reserves	2,440	1,398
Stock based compensation	2,019	—
Acquisition intangibles	2,375	—
Amortizable research and development	6,894	—
Depreciable assets	332	—
Other	88	487

Subtotal	23,990	15,351
Deferred tax asset valuation allowance	(23,532)	(6,244)

Total	458	9,107

Deferred tax liabilities:
Depreciable assets	—	(706)
Acquired intangibles	—	(8,259)
Other	(253)	(25)

Total	(253)	(8,990)

Net deferred tax asset	$205	$117

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

The table below summarizes changes in the deferred tax asset valuation allowance (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2004	$(15,971)	$—	$14,701	$(1,270)
Year ended December 31, 2005	$(1,270)	$(4,974)	$—	$(6,244)
Year ended December 31, 2006	$(6,244)	$(17,288)	$—	$(23,532)

As of December 31, 2006, the Company had available tax operating loss, tax capital loss and tax credit carryforwards subject to expiration as follows (in thousands):

	Year of Expiration:
	2007-2011	2012-2017	2018-2025	No Expiration
Net Operating Loss Carryforward
Federal	—	—	9,824	—
State	3,428	6,455	—	—
Research & Development Credit
Federal	102	34	881	—
State	—	177	2,254	689
Foreign Tax Credit
Federal	—	913	—	—
Alternative Minimum Tax Credit
Federal	—	—	—	492
Investment Tax Credit
State	37	—	—	—

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and credit carryforwards which can be used in future years. As of December 31, 2006, the Company has approximately $9.8 million of federal net operating loss and $1.1 million of federal credit carryforwards, with limitations on the amount that can be recognized in any annual period. This limit may result in the expiration of the carryforwards prior to their utilization. Similar provisions under state law impose limitations on $8.6 million of state net operating loss carryforwards and $1.0 million of state credit carryforwards.

The valuation allowance for the net deferred tax asset was increased by approximately $17.3 million during 2006 due to management’s determination that it is more likely than not that the Company will not realize the net U.S. deferred tax asset. This determination was based on a number of factors, but primarily, the expected level of future income. In 2005, the valuation allowance for the net deferred tax asset was increased by approximately $5.0 million. Of the increase, approximately $4.5 million was due to uncertainty related to the utilization of certain net operating loss and credit carryforwards prior to their expiration acquired from Protocom and Oasis during 2005 due to limitations on the Company’s ability to use the carryforwards as a result of the ownership changes of the acquired businesses. The remaining increase of $0.5 million, comprised of a $0.1 million decrease to the federal valuation allowance and a $0.6 million increase to the state valuation allowances, was related to the Company’s assessment of the uncertainty of the utilization of certain other loss and credit carryforwards prior to their expiration.

During 2005, the Company acquired net deferred tax assets from Protocom and Oasis of approximately $11.0 million, including approximately $9.3 million of loss and credit carryforwards. Because of the uncertainty of utilizing the loss and credit carryforwards

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

prior to their expiration, a valuation allowance of approximately $4.5 million was recorded to reduce the carrying amount of the net deferred tax asset to the amount the Company determined was more likely than not to be realized. An additional deferred tax liability of approximately $8.7 million was recorded as a result of intangible assets created in the acquisitions that are not amortizable for tax purposes. Primarily due to utilization of net operating losses and credit carryforwards, the remaining value of the acquired deferred tax assets as of December 31, 2006 was approximately $5.7 million. As a result of the impairment charges discussed in Footnote 6, the remaining value of the deferred tax liability for the acquired intangible assets was approximately $2.2 million. A valuation allowance of approximately $3.5 million, representing the difference between the deferred tax asset value of $5.7 million and the deferred tax liability balance of $2.2 million, is included in the $23.5 million valuation allowance recorded against the Company’s deferred tax asset as of December 31, 2006.

During the years ended December 31, 2006 and 2005, the Company recognized certain tax benefits related to equity compensation plans in the amount of $1.6 million and $8.3 million, respectively. Of these benefits, $1.0 million was recorded as a reduction of income taxes payable and an increase in additional paid-in capital, $0.4 million was recorded as a reduction in income taxes payable and a decrease in goodwill, and $0.2 million was recorded as a decrease in taxes payable and an increase in tax benefit during the year ended December 31, 2006. For the year ended December 31, 2005, $7.7 million was recorded as a reduction of income taxes payable and an increase in additional paid-in capital, and $0.5 million was recorded as a reduction in income taxes payable and a decrease in tax expense. The excess tax benefits recorded as an increase in additional paid in capital include direct tax benefits of equity-related tax deductions as well as indirect tax benefits included in the research and development tax credit. Additionally, certain deferred tax assets related to equity compensation plans, totaling $0.5 million for the year ended December 31, 2006, were written off directly to additional paid-in capital in accordance with SFAS 123R.

During the second quarter of 2006, the Company changed its international tax strategy (intellectual property or “IP Migration” strategy). As a result, the Company made a voluntary tax election that changed the tax status of the Company’s Cayman subsidiary thereby causing a deemed liquidation of the subsidiary for US federal income tax purposes. This resulted in a one-time benefit of $8.7 million. In the year ended December 31, 2006, management determined the company would no longer permanently reinvest any of the earnings of its remaining foreign subsidiaries. Accordingly, deferred U.S. income taxes and foreign withholding taxes of $0.1 million have been provided on the $0.4 million undistributed cumulative earnings of foreign subsidiaries.

The determination of the provision for income taxes requires the Company to take positions on certain issues where there is uncertainty in the application of the tax law. In 2006, the Internal Revenue Service selected the 2004 corporate income tax return of Oasis for audit. The provision for income taxes includes amounts intended to satisfy unfavorable adjustments by the Internal Revenue Service and other tax authorities in an examination of the Company’s income tax returns. The ultimate resolution of these uncertainties may result in an assessment that is materially different from the current estimate of the liability and, if favorable, may result in income tax benefits being recognized in a future period.

12. Commitments and Contingencies

The Company leases its office space and certain office equipment under noncancelable operating leases. Certain of these leases provide for periodic payments that increase over the life of the lease. The aggregate of the minimum periodic payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods. The lease agreements contain provisions that require the Company to pay for normal operating expenses including repairs and maintenance, property taxes, and insurance. Total rent expense under these operating leases was approximately $9.1 million, $7.1 million and $4.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. During the years ended December 31, 2006, 2005 and 2004, the Company earned $2.3 million, $1.5 million and $0.7 million in rental income from office space subleased to third parties.

Future minimum lease payments under capital leases and noncancelable operating leases at December 31, 2006 are as follows (in thousands):

Year ending December 31,	Operating leases	Capital leases
2007	$7,485	$256
2008	6,569	150
2009	6,221	—
2010	6,296	—
2011	4,182	—
Future	6,567	—

	37,320	406
Less: sublease rental income	(6,699)

Operating lease obligation net of sublease	$30,621

Less: portion representing interest		(26)

Capital lease obligation		$380

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

In connection with three of the Company’s leases for office space, the Company has three unused letters of credit with a bank. The first letter of credit is for $550,000 and automatically renews every year, with a final expiration date of June 9, 2008. The related lease agreement expired on September 28, 2006. The letter of credit will be returned to the Company on or before October 28, 2007. The second letter of credit is for $500,000 and also automatically renews every year, with a final expiration date of November 19, 2009. In November 2005, the Company amended the related lease to the second letter of credit and as a result, the second letter of credit will be increased from $500,000 to $1.5 million. This amount will then reduce by $375,000 per year beginning September 1, 2010 until the letter of credit is reduced to zero on September 1, 2013, which coincides with the termination of the lease agreement. The third letter of credit is for $1,127,000 and is secured by a $1,200,000 line of credit loan. The letter of credit expires January 23, 2008 and will be renewed annually until February 28, 2011, the end of the lease term. The underlying line of credit loan matures on April 30, 2007, and will be renewed annually until termination of the lease agreement.

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

Lease Abandonment

In December 2004, the Company abandoned a lease of office space in order to move its Austin, Texas operations to a larger location that would accommodate the Company’s rapidly growing staff of engineers as well as support staff. The total amount incurred in connection with the lease abandonment was approximately $2.0 million, which was expensed entirely in 2004. During the year ended December 31, 2005, the Company adjusted the lease abandonment charge by approximately $0.4 million due to additional subleases that were executed in the abandoned space during the year. The adjustment is reflected in the selling, general and administrative operating expense in the consolidated statements of operations for the year ended December 31, 2005. In 2005, the Company began subleasing this office space to unrelated third parties, for a total cash inflow of approximately $0.6 million and $0.7 million for the years ended December 31, 2005 and 2006, respectively. These subleases terminate concurrently with the Company’s leases. The Company made rent and broker payments of approximately $1.7 million and $1.2 million for the years ended December 31, 2005 and 2006, respectively. The net decrease to the lease abandonment liability in the years ended December 31, 2006 and December 31, 2005 was approximately $0.5 million and $1.5 million, respectively. At December 31, 2005, the liability was $0.5 million and was fully classified as a current liability. The lease abandonment liability was reduced to zero as of December 31, 2006. The Company does not expect any future charges related to this abandonment.

Executive Severance

On December 29, 2006, Ronald P. Edgerton notified the Company of his decision to resign from his positions as Chairman, Director, President, and Chief Executive Officer of SigmaTel, Inc., effective January 1, 2007. In connection with Mr. Edgerton’s resignation, a Separation and Release Agreement (the “Agreement”) was executed on January 1, 2007 between SigmaTel and Mr. Edgerton The Agreement was approved by the Board of Directors in a special meeting, and provides in conjunction with his executive employment agreement, for the following severance benefits: a) Payment of base salary at the rate in effect on the date of his resignation, less applicable withholding taxes, through March 27, 2009, b) Payment of COBRA premiums through March 27, 2009, or until Mr. Edgerton secures health insurance pursuant to other employment or otherwise, whichever occurs first, c) Payment of $114,750, less applicable withholding taxes, on or prior to February 2, 2007 in full settlement of any amounts owed to him under SigmaTel’s Incentive Bonus Plan, d) Payment of $92,000, less applicable withholding taxes, which occurred on January 19, 2007, Continuation of vesting and exercisability of Mr. Edgerton’s equity awards (other than his March 16, 2004 and March 15, 2005 stock option grants of 75,000 shares each) through March 27, 2009, and f) Reimbursement of up to $5,000 for fees and expenses associated with negotiating the Agreement.

The total charge incurred in connection with the executive severance was approximately $2.4 million, $1.1 million of which was recorded in other accrued expenses at December 31, 2006. The remaining $1.3 million of the expense is stock compensation expense due to the extended vesting and exercisability of equity awards provided by the Agreement. The entire $2.4 million of expense is included in the selling, general and administrative expense in the consolidated statements of operations. At December 31, 2006, the liability is classified as current. The Company does not expect any future charges related to this arrangement.

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

Other Severance

During the third and fourth quarter of 2006, we eliminated approximately 60 positions in Cupertino, CA; Austin, TX; and Waltham, MA. The total charge of $0.7 million incurred with the employee severance was expensed as incurred during the third and fourth quarters of 2006. The expense of $0.1 million is included in the selling, general and administrative and $0.6 million was included in research and development expense in the consolidated statement of operations. The company does not expect any future charges related to this reduction in force.

Litigation

On January 4, 2005, the Company filed a lawsuit against Actions Semiconductor Company, Ltd., based in Zhuhai, Guangdong, China (“Actions”), in the U.S. District Court for the Western District of Texas, Austin Division. The Company asserted that certain Actions ICs that are incorporated as components in MP3 players being shipped into the U.S. infringe multiple SigmaTel patents related to the Company’s portable multimedia SoCs. The Company sought damages and requested a permanent injunction prohibiting Actions from designing, manufacturing or selling the infringing MP3 integrated circuits in the U.S. The Company also requested a permanent injunction prohibiting further shipment of products into the U.S. that use Actions ICs. In May, 2005, this U.S. District Court case was formally stayed, by mutual agreement of the parties, during the pendency of the U.S. International Trade Commission (the “ITC”) investigation described below. On January 3, 2007, the Company dismissed this lawsuit without prejudice.

On March 14, 2005, the Company filed a complaint requesting that the ITC initiate an investigation of Actions, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain audio processing ICs and other products containing these audio processing ICs. In the Company’s complaint, as amended, the Company asked the ITC to investigate whether certain Actions products infringe one or more of the claims of U.S. Patent Nos. 6,137,279 (the “‘279 patent”) and 6,366,522 (the “‘522 patent”). On April 18, 2005, the ITC instituted an investigation into Actions’ actions based on the Company’s allegations. The Company sought a permanent exclusion order banning the importation into the U.S. of the allegedly infringing products and a cease-and-desist order halting the sale of these infringing products, as well as other relief the ITC deems appropriate. During the course of the ITC investigation, the Company dropped its infringement assertion of the ‘279 patent and asserted an additional patent—Patent No. 6,633,187 (the “‘187 patent”). The ITC conducted a hearing on the merits in late November 2005. In March 2006, the ITC administrative law judge, (“ALJ”), determined that Actions infringed the two patents asserted by the Company and recommended that an exclusion order be issued which prevents the importation of infringing Actions’ chips and certain MP3 players which contain these chips. The ALJ’s initial decision was reviewed by the full ITC, which, in June 2006, issued a decision that altered the ALJ’s construction of one of the patents at issue and asked the ALJ to make some further determinations. On August 4, 2006, the ALJ concluded that in light of the ITC’s revised claim construction, certain Actions chips, when operating under the control of a particular firmware version, do not infringe the Company’s ‘522 patent.

On September 15, 2006, the ITC issued a Limited Exclusion Order in favor of SigmaTel (the “Order”). The Order precludes the importation into the U.S. of MP3 players containing certain chips manufactured by Actions which contain 2 GB of flash memory or less. A complete copy of the Order is available at the ITC’s website – www.usitc.gov.

After the ITC issued the Limited Exclusion Order, Actions requested that the U.S. Customs and Border Protection arm of the U.S. Government (CBP) examine a redesigned Actions SoC IC in order to determine whether this redesigned IC falls within the scope of the ITC’s Order. (The CBP is the government agency responsible for enforcing the Order.) CBP has invited the Company to participate in the proceedings, and the Company is negotiating with Actions to identify the scope of such proceedings. The Company expects that the proceedings and determination by the CBP will take place during the second quarter of 2007.

On November 22, 2006, Actions requested that the U.S. Patent and Trademark Office (USPTO) reexamine the Company’s ‘187 and ‘522 patents in light of certain prior art references which Actions believes render the Company’s two patents invalid and unenforceable. The USPTO granted Actions’ request to reexamine the ‘522 patent and the Company expects to hear whether the USPTO will grant Actions’ reexamination request for the ‘187 patent during the first or second quarter of 2007.

On January 4, 2007, Actions filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit (“CAFC”). In this Notice, Actions states its intention to appeal the ITC’s Limited Exclusion Order. The CAFC has entered an order permitting our intervention in that appeal. Various briefs will be submitted to the CAFC during 2007, according to a schedule set by the CAFC.

On September 13, 2006, Actions announced it had filed a patent infringement lawsuit against the Company in Shenzhen, China. Later, the Company learned that the complaint had been filed in the Shenzhen Intermediate People’s Court against Sigmatel and its subsidiaries. According to Actions, this complaint alleges that SigmaTel and its subsidiaries infringe one of Actions’ Chinese

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

patents. At this time, Sigmatel has not been served with the complaint. Based on information contained in letters distributed by Actions to various third parties, however, the Company learned that Actions asserts in the complaint that Sigmatel’s 3500 family of SoCs infringes an audio signal processing patent—ZL01145044.4, owned by Actions. Actions seeks to halt the infringement of its patent in China by prohibiting the design, manufacture, sale, and use of the infringing IC’s as well as devices containing the allegedly infringing IC’s, and payment of damage in the amount of approximately US$12.5 million. Actions is also asking the Court and other relevant authorities to grant and execute a series of injunctions and/or border detention orders, enforced by China customs, prohibiting the importation and exportation of the infringing products and MP3 players and devices that contain the infringing products. Despite never being served with a copy of the complaint, the Company has submitted a document to the Shenzhen Intermediate People’s Court which details why the Court should not issue an injunction against SigmaTel and its subsidiaries. This document was filed on December 13, 2006, and presents substantive, technical arguments as to why SigmaTel’s 3500 products do not infringe the patent at issue. At this time, the Court has not issued any findings, but an injunction could be issued by the Court at any time.

On December 12, 2006, the Company filed an invalidation petition with SIPO (a.k.a. the Chinese Patent Office) to invalidate Action’s ZL 01145044.4 patent in the PRC. On January 12, 2007, the Company filed a supplemental submission in further support of the invalidation petition. This matter is in its earliest stages and SIPO has not announced a schedule for completing the matter. The Company expects that invalidating Actions’ patent would have a favorable impact to the Company in the lawsuit initiated by Actions involving the same patent.

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

13. Related Party Transactions

Revenues from an affiliated customer, who as of October 2005 no longer held more than 5% of our outstanding stock, were approximately $30.1 million, $43.9 million and $27.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. Accounts receivable from sales to this affiliated customer were approximately $1.9 million and $7.8 million as of December 31, 2006 and 2005, respectively.

In July 2006, the Company sold a patent to a limited partnership, approximately 20% of which is owned by a family member of one of the Company’s executive officers, for approximately $1.1 million. A gain of approximately $28,000 was recorded as a result of this sale.

14. Employee Benefit Plans

The Company has a defined contribution plan (the “401(k) Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions to the 401(k) Plan, not to exceed the statutory amount, and the Company may make discretionary matching contributions. The Company’s matching contributions to the 401(k) Plan for the years ended December 31, 2006, 2005 and 2004 were $1.1 million, $0.8 million and $0.4 million, respectively.

15. Supplemental Cash Flow Information

	Year Ended December 31,
	(in thousands)
	2006	2005	2004
Cash paid for interest	$14	$9	$21
Cash (refunded) paid for taxes	(1,807)	6,075	523
Non-cash investing and financing activities:
Stock issued for acquisition of business	—	28,179	—
Acquisition of property and equipment under capital leases	514	—	—

SigmaTel, Inc.

Notes to Consolidated Financial Statements - (Continued)

16. License of Technology

In October 2001, the Company entered into an asset purchase and license agreement with Metanoia, a company started by a former officer and then-current common stockholder of SigmaTel. The agreement requires SigmaTel to exclusively license DSL technology developed and owned by SigmaTel to Metanoia (the “License”). The total consideration payable to SigmaTel included (i) approximately 1,400,000 shares of Metanoia’s preferred stock; (ii) $207,000 payable in cash; and (iii) a note receivable of $1,000,000 bearing interest at 8% per annum payable on April 24, 2002 (the “Original Note”). In March 2002, prior to the maturity of the Original note, Metanoia exercised its option to extend the maturity date to January 24, 2003 (the “New Maturity Date”). In December 2002, prior to the New Maturity Date, the Company entered into an agreement with Metanoia to extend the maturity of the Original Note to January 24, 2005 and to remove certain licensing restrictions for the use of the technology. In consideration for the amendment, Metanoia issued a new note in the amount of $500,000 to SigmaTel bearing interest at 8% per annum and maturing on January 24, 2004 (together with the Original Note, the “Metanoia Notes”). Despite its efforts, Metanoia continued to fail at seeking additional capital for its business operations. On April 6, 2006, the Company entered into an Accord and Satisfaction Agreement with Metanoia providing for (i) the revocation of the License, (ii) the cancellation of the Metanoia Notes and the forgiveness by SigmaTel of all amounts covered by the Metanoia Notes, and (iii) the payment by Metanoia to SigmaTel of $50,000 in cash, which SigmaTel has received. As of December 31, 2006, SigmaTel had not recognized a gain on the non-cash consideration received because Metanoia had not generated operating cash flows and there is no active trading market for Metanoia securities.

17. Operating Segment and Geographic Information

The Company operates as a single segment. The Company’s chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business at the entity-wide level to manage the business.

The following table summarizes the percentages of revenues by geographic region:

	Year Ended December 31,
	2006	2005	2004
Taiwan	36.8%	37.5%	37.1%
China/Hong Kong	33.3	38.7	40.0
Singapore	19.8	13.9	15.2
U.S.	2.5	2.4	0.1
Other	7.6	7.5	7.6

Total	100.0%	100.0%	100.0%

The table below summarizes the percentage of long-lived assets by geographic region:

	December 31,
	2006	2005	2004
United States	87%	86%	88%
Hong Kong	5	4	5
Taiwan	2	4	1
Other	6	6	6

	100%	100%	100%

The following table sets forth the Company’s revenues for each product class which accounted for greater than 10% of its revenues during any of the last three years (Audio Codecs include both notebook and desktop PC audio codecs and consumer audio codecs):

	Year Ended December 31,
	2006	2005	2004
Portable Multimedia SoCs	75%	91%	89%
Audio Codecs	12	*	*
Multi-Function Peripheral Products	12	*	*

*	Less than 10%

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For Each of the Three Years Ended December 31, 2006

(in thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for sales returns:
Year ended December 31, 2004	(100)	(159)	109	(150)
Year ended December 31, 2005	(150)	(402)	402	(150)
Year ended December 31, 2006	(150)	(150)	150	(150)
Reserve for excess and obsolete inventory:
Year ended December 31, 2004	(1,415)	(2,238)	1,470	(2,183)
Year ended December 31, 2005	(2,183)	(1,381)	1,234	(2,330)
Year ended December 31, 2006	(2,330)	(3,920)	2,882	(3,368)
Allowance for doubtful accounts:
Year ended December 31, 2004	(400)	(118)	12	(506)
Year ended December 31, 2005	(506)	(115)	30	(591)
Year ended December 31, 2006	(591)	(348)	232	(707)

S-1