Form 10-Q
period 2007-03-31
SIGMATEL INC
filed 2007-05-10
CIK 1043639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the issuer’s Common Stock, $0.0001 par value, was 35,805,180 as of April 30, 2007.

SIGMATEL, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

SIGMATEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$35,114	$30,686
Restricted cash	7,608	7,354
Short-term investments	38,501	62,800
Accounts receivable, net	12,730	12,556
Inventories, net	17,349	20,794
Income tax receivable	3,766	3,365
Prepaid expenses and other assets	4,917	5,591

Total current assets	119,985	143,146
Property, equipment and software, net	12,205	13,301
Intangible assets, net	14,978	15,370
Non-current income tax receivable	1,871	—
Other assets	1,065	1,574

Total assets	$150,104	$173,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,910	$16,338
Accrued compensation	5,470	8,712
Other accrued expenses	6,532	8,056
Deferred revenue	1,749	1,242
Current portion of long-term obligations	644	229

Total current liabilities	26,305	34,577
Non-current income taxes payable	5,933	4,453
Other liabilities	2,497	809

Total liabilities	34,735	39,839

Stockholders’ equity:
Common stock, $0.0001 par value; 170,000 shares authorized; shares issued and outstanding: 35,878 and 35,788 at March 31, 2007 and 35,603 and 35,513 at December 31, 2006, respectively	4	4
Additional paid-in capital	199,822	197,711
Notes receivable from stockholders	—	(5)
Treasury stock, 90 common shares at cost	(741)	(741)
Accumulated deficit	(84,033)	(63,687)
Accumulated other comprehensive income	317	270

Total stockholders’ equity	115,369	133,552

Total liabilities and stockholders’ equity	$150,104	$173,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGMATEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues, net	$22,019	$33,021
Cost of goods sold	14,291	18,291

Gross profit	7,728	14,730

Operating expenses:
Research and development	18,321	22,192
Selling, general and administrative	9,838	13,993
Loss on asset disposition	594	—

Total operating expenses	28,753	36,185

Operating loss	(21,025)	(21,455)

Interest income, net	999	783
Foreign exchange loss	(74)	(52)

Total other income	925	731

Loss before income taxes	(20,100)	(20,724)

Income tax (benefit) expense	(1,964)	4,002

Net loss	$(18,136)	$(24,726)

Basic and diluted net loss per share	$(0.51)	$(0.69)

Weighted average shares used to compute
Basic net loss per share	35,533	35,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGMATEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(18,136)	$(24,726)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,788	3,633
Stock-based compensation expense	1,866	2,492
Sabbatical leave benefit	(110)	—
Deferred income taxes	—	150
Lease abandonment charges	619	—
Excess tax benefit from employee stock plans	—	(265)
Other non-cash expense	61	62
Loss on asset disposition	594	—
Changes in assets and liabilities:
Accounts receivable, net	(174)	18,357
Inventories, net	3,444	(12,199)
Prepaid expenses and other assets	676	(978)
Accounts payable	(4,428)	(21,423)
Accrued expenses	(3,014)	(2,307)
Income taxes payable	(3,548)	3,312
Deferred revenue and other liabilities	1,043	(1,795)

Net cash used in operating activities	(18,319)	(35,687)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	94,719	22,825
Purchases of short-term investments	(70,408)	—
Purchases of property, equipment, software and intangible assets	(1,894)	(3,154)
Increase in restricted cash	(254)	—

Net cash provided by investing activities	22,163	19,671

Cash flows from financing activities:
Payments on capital lease obligations	(57)	(7)
Common stock repurchases	—	(29,999)
Excess tax benefit from employee stock plans	—	265
Proceeds from issuance of common stock, net of issuance costs	621	1,141

Net cash provided (used in) by financing activities	564	(28,600)

Effect of exchange rate changes on cash and cash equivalents	20	(33)
Net increase (decrease) in cash and cash equivalents	4,428	(44,649)
Cash and cash equivalents, beginning of period	30,686	65,712

Cash and cash equivalents, end of period	$35,114	$21,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SigmaTel, Inc. and its wholly owned subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The statements have been prepared in accordance with GAAP applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair and comparable statement of the Company’s financial position, results of operations and cash flows for the periods presented have been included and are of a normal recurring nature. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2. Significant Accounting Policies

For a description of what the Company believes to be the critical accounting policies that affect its more significant judgments and estimates used in the preparation of its financial statements, refer to its most recently filed Form 10-K filed with the SEC.

Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share is computed giving effect to all potential dilutive common stock, including options, restricted stock units, and common stock subject to repurchase. Such outstanding common stock options and restricted stock units have been excluded from the calculation of diluted net loss per share for the three months ended March 31, 2006 and 2007, as the effect of their exercise would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net loss attributable to common stockholders	$(18,136)	$(24,726)
Denominator:
Weighted-average common stock outstanding	35,538	36,069
Less: weighted-average shares subject to repurchase	(5)	(42)
Less: shares held in escrow	—	(240)

Total weighted-average number of shares used in computing basic net loss per share	35,533	35,787

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

The following outstanding options and restricted stock units were excluded from the computation of diluted net loss per share as they had an anti-dilutive effect:

	Three Months Ended March 31,
	2007	2006
Options to purchase common stock	5,719	5,685
Restricted stock units	465	38

	6,184	5,723

3. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“Issue 06-2”). Issue 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in Statement 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. Upon adoption, the standard provides guidance for the Company to either record a change in accounting principle through a cumulative adjustment to accumulated deficit or through a retrospective application to all periods. The company adopted Issue 06-2 January 1, 2007, and elected to record as a cumulative effect to accumulated deficit. The election to record as a cumulative effect to accumulated deficit was due to the unreasonable efforts required to apportion the benefit appropriately to all prior periods. See Note 11 for additional details.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, as FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The Company adopted FIN 48 effective January 1, 2007. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption were accounted for as a cumulative-effect adjustment recorded to the accumulated deficit. The impact upon the adoption of FIN 48 was significant to the Financial Statements and included recording increases to the liability for unrecognized tax benefits, to the income tax receivable, and the deferred tax assets. In addition, the Company recorded an increase to its accumulated deficit and a reduction in its additional paid-in capital. See Note 10 for additional details.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 is definitional and disclosure-oriented and addresses how companies should approach measuring fair value when required by GAAP, it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to accumulated deficit as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS 159 on the Company’s financial position and results of operations.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

4. Stock-based Compensation

Stock-based compensation costs are based on the fair value calculated with the Black-Scholes option-pricing model on the date of grant for stock options and on the date of enrollment for the Employee Stock Purchase Plan (“ESPP”). Restricted Stock Unit (“RSU”) fair values equal their intrinsic value on the date of grant.

The fair values of stock awards are amortized as compensation expense on a straight-line basis over their requisite service period. Compensation expense recognized is shown in the operating activities section of the condensed consolidated statements of cash flows.

The Company recognized $1.9 million in the quarter ended March 31, 2007 for stock based compensation. This expense includes $1.5 million for stock options, $0.1 million for RSUs, and $0.3 million for the ESPP. The table below presents the costs recorded related to stock-based compensation for the three months ended March 31, 2007 and 2006, respectively (amounts shown are in thousands):

	Three Months Ended March 31,
	2007	2006
Research and development	$1,322	$1,662
Sales, general and administrative	544	830

Total stock-based compensation	$1,866	$2,492

The Company determined the assumptions in the Black-Scholes model for calculating fair value of stock-based compensation costs as follows: expected volatility is a combination of the Company’s historical and implied volatility; expected term is calculated using the “simplified” method prescribed in Staff Accounting Bulletin No. 107, Share-Based Payment; the risk free rate is based on the U.S. Treasury yield curve in effect at the time of valuation; a dividend yield is not used since the Company has never paid cash dividends and does not currently intend to pay cash dividends. The Company periodically reviews these assumptions and modifies them as necessary.

The fair value of common stock options granted during the three months ended March 31, 2007 and 2006, were estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2007	2006
2003 Equity Incentive Plan
Dividend yield	—	—
Expected life	4.4 years	4.5 years
Expected volatility	64%	60%
Risk-free rate	4.7%	4.6%

A summary of the Company’s stock compensation activity with respect to the three months ended March 31, 2007, follows (share and intrinsic value amounts in thousands):

Stock Options Under the 1995 and 2003 Plans	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5,112	$15.60
Granted	1,344	3.57
Exercised	(77)	1.50
Cancelled or expired	(660)	19.71

Outstanding at March 31, 2007	5,719	$12.49	6.1	$1,206

Vested at March 31, 2007, and expected to vest	4,505	$14.01	6.03	$701

Exercisable at March 31, 2007	2,807	$17.95	5.77	$1,021

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Term (Years)	Aggregate Intrinsic Value
Nonvested at December 31, 2006	278	$7.30
Granted	239	3.56
Vested	(9)	9.91
Forfeited	(45)	7.13

Nonvested at March 31, 2007	463	$5.34	2.4	$1,114

Vested at March 31, 2007, and expected to vest	309	$5.44	2.8	$871

The following summarizes the Company’s stock option values (intrinsic and fair value amounts in thousands):

	Three Months Ended March 31,
	2007	2006
Weighted average fair value of common stock options granted	$1.96	$5.63
Intrinsic value of stock options exercised	$142	$1,810
Fair value of stock options that vested	$1,208	$7,729

During the three months ended March 31, 2007, 8,539 RSUs vested. The Company had $14.1 million of total unrecognized compensation costs related to stock options and RSUs at March 31, 2007, that are expected to be recognized over a weighted-average period of 2.2 years. There was no stock compensation costs capitalized into assets as of March 31, 2007.

For the three months ended March 31, 2007 and 2006, approximately $0.1 million and $0.4 million, respectively, was received for the exercise of stock options and the tax benefit realized from these stock option exercises was zero and $0.3 million, respectively. Cash was not used to settle any equity instruments previously granted. The Company issues shares from the reserves under its 1995 Stock Option/Stock Issuance Plan (“1995 Plan”), and 2003 Equity Incentive Plan (“2003 Plan”), upon the exercise of stock options and vesting of RSUs. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under the 1995 Plan or 2003 Plan.

Other Stock Options

The grant date fair value of the employees purchase rights under the ESPP were calculated using the Black-Scholes model with the following assumptions:

	Three Months Ended March 31,
	2007	2006
Dividend yield	–	–
Expected life	6 months	6 months
Expected volatility	66%	67%
Risk-free rate	5.0%	4.4%

Weighted average, grant date fair value of purchase rights granted under the ESPP are as follows:

	Three Months Ended March 31,
	2007	2006
Number of shares	327,478	96,812
Weighted average fair value	$1.57	$6.89

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

5. Comprehensive Loss

The components of comprehensive loss are comprised of net loss, foreign currency translation adjustments and unrealized gains and losses on securities. Comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(18,136)	$(24,726)
Foreign currency translation adjustments	47	89
Unrealized (loss) gain on securities	(2)	15

Total comprehensive loss	$(18,091)	$(24,622)

6. Restricted Cash and Short-term Investments

The restricted cash consists of $7.4 million held in escrow for purposes of settling indemnification claims for the one year period following the closing of the sale of the PC Audio product line to IDT on July 31, 2006. The remaining $0.2 million is held in lieu of a security deposit related to a facility lease.

Short-term investments at March 31, 2007 and December 31, 2006, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $38.5 million and $62.8 million, respectively. The fair values of these instruments are based on market interest rates and other market information available to management as of each balance sheet date.

Short-term investments consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
Available-for-sale securities:
Auction-rate preferred notes	$38,501	$59,500
Variable-rate demand notes	–	3,300
Commercial paper	13,066	7,718

Total investments	51,567	70,518
Less unrealized (loss) gain	(2)	1
Less cash equivalents	(13,064)	(7,718)

Total short-term investments	$38,501	$62,800

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at fair value. As of March 31, 2007, $13.1 million liquid investments mature within three months and $38.5 million of investments mature beyond five years, but have interest rate maturities of less than thirty-five days.

7. Inventories

Inventories, net of reserves, consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Work in process	$5,776	$5,567
Finished goods	11,573	15,227

Total inventories, net	$17,349	$20,794

At March 31, 2007 and December 31, 2006, the Company’s reserve for slow-moving and obsolete inventory was approximately $2.7 million and $3.4 million, respectively.

8. Intangible Assets

Intangible assets consist of the following (in thousands):

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets subject to amortization:
Developed product technology	8,212	(2,167)	6,045	8,212	(1,825)	6,387
Trademarks and trade names	500	(150)	350	500	(125)	375
Patents	4,039	(831)	3,208	3,703	(689)	3,014
Licenses to manufacture and other	10,255	(4,880)	5,375	9,870	(4,276)	5,594

	$23,006	$(8,028)	$14,978	$22,285	$(6,915)	$15,370

Intangible asset amortization expense for the three months ended March 31, 2007 and 2006 was $1.1 million and $1.8 million, respectively. The remaining estimated aggregate intangible asset amortization expense is expected to be $3.2 million for the period from April 1, 2007 to December 31, 2007, and is estimated to be $3.8 million in 2008, $3.1 million in 2009, $2.7 million in 2010, and $2.2 million in 2011 and beyond. The Company is amortizing intangible assets on a straight-line basis over their estimated useful lives. The weighted average useful life is generally 6 years for developed product technology, 5 years for trademarks and trade names, 7 years for patents, and 2 to 5 years for licenses to manufacture.

9. Lease Abandonment and Disposition of Assets

In March, 2007, the Company abandoned approximately 25,000 square feet of its office space in Austin, Texas. The total charge incurred in connection with the lease abandonment was approximately $1.2 million which includes approximately $0.6 million for leased facilities and approximately $0.6 million for leasehold improvements and furniture. These amounts were recorded in the first quarter of 2007 and reflected in the selling, general and administrative expense in the condensed consolidated statements of operations. The related obligations are reserved in the condensed consolidated balance sheets as a short-term liability of approximately $0.4 million and a long-term liability of approximately $0.2 million. In addition, the Company disposed of net assets with a carrying value of approximately $0.7 million and recorded a loss on disposition of assets with a carrying value of approximately $0.6 million, which is reflected in the statement of operations for the three months ended March 31, 2007. The Company does not expect any future expenses related to this event.

10. Income Taxes

The Company’s effective tax rate was 9.77% and (19.3%) for the three months ended March 31, 2007 and 2006, respectively. The provision for income taxes has been calculated based on the Company’s estimate of its effective tax rate for the full fiscal year. At March 31, 2007, the Company’s effective tax rate estimate for the year ended December 31, 2007 was 9.77%. This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, non-deductible charges related to stock-based compensation, research and development credits and changes in the valuation allowance recorded against the Company’s deferred tax assets. At March 31, 2006, the Company’s effective tax rate estimate for the year ended December 31, 2006 was (19.3%). This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, non-deductible charges related to stock based compensation, research and development tax credits, and charges associated with licensing intellectual property to foreign subsidiaries.

The Company recognized certain tax benefits related to stock option plans in the amount of zero and $0.3 million during the three months ended March 31, 2007 and 2006, respectively. These benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of this adoption, the Company recognized an increase of $2.7 million in its liability for unrecognized tax benefits offset by a net increase in its income tax receivable and deferred tax assets of $1.6 million, which were recorded as an increase in accumulated deficit of $0.7 million and a reduction in additional paid-in capital of $0.4 million.

The gross amount of unrecognized tax benefits as of the January 1, 2007 adoption date of FIN 48 was $8.7 million, of which $6.6 million is included in long term liabilities, $0.5 million is included in current liabilities, and $1.6 million is included in noncurrent deferred tax assets but is offset by valuation allowances. The gross unrecognized tax benefits are offset by a receivable of $1.6 million, which is classified as a long term receivable. As of March 31, 2007, the gross amount of unrecognized tax benefits was $9.3 million, of which $5.9 million is included in long term liabilities, $0.6 million is included in current liabilities, and $2.8 million is included in noncurrent deferred tax assets but is offset by valuation allowances. The gross unrecognized tax benefits are offset by a receivable of $1.9 million, which is classified as a long term receivable. The gross amount of unrecognized tax benefits includes interest and penalties.

If the unrecognized tax benefits were to be recognized as of January 1, 2007, $5.5 million would impact the effective tax rate, the remainder would be offset by changes in the valuation allowance against the deferred tax assets. As of March 31, 2007, $4.6 million of unrecognized tax benefits would impact the effective tax rate. This decrease is primarily related to the expected impact of net operating loss carrybacks generated in the current period.

The Company files a consolidated U.S. federal income tax return with its U.S. subsidiaries and the Company and its subsidiaries file in four state and local jurisdictions. The Company’s foreign subsidiaries file in seven foreign jurisdictions. With few exceptions, all U.S. federal and state tax years between 1995 and 2007 remain open to examination due to net operating loss carryforwards and credit carryforwards. Foreign tax years from 2005 to 2007 also remain open to examination. The Company does not expect any significant reversals of unrecognized tax benefits in the next 12 months due to the expiration of statutes of limitation or settlements.

The Company accrues interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of the January 1, 2007 adoption date of FIN 48, the balance of accrued interest and penalties was $0.5 million.

As of the date of adoption of FIN 48, it was deemed reasonably possible that the total amount of unrecognized benefits would decrease within the next twelve months by $2.3 million to $2.5 million due to the impact of carrying back projected net operating losses on the total amount of potential liability.

11. Commitments and Contingencies

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

Severance

During the first quarter of 2007, the Company eliminated approximately 90 positions worldwide. A total charge of approximately $1.9 million incurred in connection with the employee severance related to these reductions in force was expensed as incurred during the first quarter of 2007. Of the aggregate severance expense, approximately $0.9 million is included in selling, general and administrative expense and approximately $1.0 million was included in research and development expense in the condensed consolidated statement of operations. The Company does not expect any future charges related to this reduction in force. As of March 31, 2007, the Company had approximately $0.8 million in accrued severance costs included in accrued compensation on the condensed consolidated statement of financial position. Of this amount, $0.3 million is related to the severance of the Company’s former CEO, and $0.5 million relates to the reduction in force that occurred during the three months ended March 31, 2007. The accrued severance associated with the Company’s former CEO will be paid over the next 12 months, ending March 31, 2008, and the severance associated with the reductions in force will be paid during the quarter ending June 30, 2007.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

Sabbatical Leave

Effective January 1, 2007, the Company adopted the provisions of EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“Issue 06-2”). The prior costs associated with sabbatical leave were recognized by recording a liability for the future benefits to be paid and by recording the cumulative effect of the change in accounting principal to accumulated deficit in the amount of $1.5 million.

Litigation

On January 4, 2005, the Company filed a patent infringement lawsuit against Actions Semiconductor Company (“Actions”) in the U.S. District Court for the Western District of Texas, Austin Division. The Company asserted that certain Actions integrated circuits, or ICs, infringed several SigmaTel patents. The Company sought damages and requested a permanent injunction relating to the alleged infringement. On January 3, 2007, the Company dismissed this lawsuit without prejudice.

On March 14, 2005, the Company filed a complaint requesting that the U.S. International Trade Commission (the “ITC”) initiate an investigation of Actions, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain audio processing ICs and other products containing these audio processing ICs. In the Company’s complaint, as amended, the Company asked the ITC to investigate whether certain Actions products infringe one or more of the claims of certain U.S. patents (the “Asserted Patents”) owned by the Company. On April 18, 2005, the ITC instituted an investigation into Actions’ actions based on the Company’s allegations. On September 15, 2006, after a hearing on the merits, rulings by an administrative law judge, and reviews of those rulings by the ITC, the ITC issued a Limited Exclusion Order in favor of SigmaTel (the “Order”). The Order precludes the importation into the U.S. of MP3 players containing certain chips manufactured by Actions which contain 2 GB of flash memory or less. A complete copy of the Order is available at the ITC’s website – www.usitc.gov.

After the ITC issued the Order, Actions requested that the U.S. Customs and Border Protection arm of the U.S. Government (“CBP”) examine a redesigned Actions system on chip, or SoC, IC in order to determine whether this redesigned IC falls within the scope of the ITC’s Order. The CBP has invited the Company to participate in the proceedings, and the Company is negotiating with Actions to identify the scope of such proceedings. The Company expects that the proceedings and determination by the CBP will take place during the second quarter of 2007.

On November 22, 2006, Actions requested that the U.S. Patent and Trademark Office (“USPTO”) reexamine the Asserted Patents in light of certain prior art references which Actions believes render the Asserted Patents invalid and unenforceable. The USPTO granted Actions’ request to reexamine one of the Asserted Patents and the Company expects to hear whether the USPTO will grant Actions’ reexamination request for the other Asserted Patent during the second quarter of 2007.

On January 4, 2007, Actions filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit (“CAFC”) stating its intention to appeal the Order. The CAFC has entered an order permitting the Company’s intervention in that appeal and various briefs will be submitted to the CAFC during 2007, according to a schedule set by the CAFC.

On September 13, 2006, Actions filed several related patent infringement lawsuits against the Company and its subsidiaries in the Shenzhen Intermediate People’s Court. In the complaint, Actions asserts that SigmaTel’s 3500 family of SoCs infringes a Chinese audio signal processing patent (the “Actions Asserted Patent”) owned by Actions. Actions seeks to halt the infringement of its patent in China by prohibiting the design, manufacture, sale, and use of the infringing ICs as well as devices containing the allegedly infringing ICs, and payment of damages in the amount of approximately US$12.5 million. Actions is also asking the court and other relevant authorities to grant and execute a series of injunctions and/or border detention orders, enforced by China customs, prohibiting the importation and exportation of the infringing products and MP3 players and devices that contain the infringing products. On March 28, 2007, SigmaTel accepted service of the complaint through its Chinese attorneys. At this time, SigmaTel believes it unlikely that the Shenzhen court handling the complaint will issue a preliminary injunction before a hearing on the merits, which is currently scheduled for June 29, 2007.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

On December 12, 2006, the Company filed an invalidation petition with SIPO (a.k.a. the Chinese Patent Office) to invalidate the Actions Asserted Patent in the PRC. This matter is in its earliest stages and SIPO has not announced a schedule for completing the matter. The Company expects that invalidating Actions’ patent would have a favorable impact to the Company in the lawsuit initiated by Actions involving the same patent.

12. Operating Segments and Geographic Information

The Company operates as a single segment. The Company’s chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business at the entity-wide level to manage the business.

The following table summarizes the percentages of revenues by geographic region:

	Three Months Ended March 31,
	2007	2006
China/Hong Kong	45.6%	19.2%
Taiwan	29.9	52.5
Singapore	16.4	14.3
U.S.	5.6	0.3
Other	2.5	13.7

Total sales	100.0%	100.0%

The table below summarizes the percentage of long-lived assets by geographic region:

	March 31, 2007	March 31, 2006
U.S.	87.8%	84.2%
Hong Kong	4.2	5.4
Taiwan	1.9	4.5
Other	6.1	5.9

	100.0%	100.0%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

General. We are a fabless semiconductor company that designs, develops, and markets proprietary, analog-intensive, mixed-signal integrated circuits, or ICs, for a variety of digital multimedia products in the consumer electronics markets, including digital media players, printers, and digital televisions. We made our first commercial shipments of portable multimedia systems on a chip, or SoCs, for the portable multimedia player market in 2001. During 2001, we made our first commercial shipments of audio codecs into the consumer electronics market for products such as DVD players and set top boxes. We made our first commercial shipments of multi-function printer ICs in the third quarter of 2005 as a result of our acquisition of Oasis Semiconductor, Inc. We made our first commercial shipments of television audio processors during the third quarter of 2006. We plan to continue to diversify our product offerings by introducing new versions of existing products with additional functionality, and by introducing ICs for markets we do not currently serve, thereby expanding our total available market opportunity.

Net Loss, Cost Reductions and Refocus. We incurred a net loss of $18.1 million for the three months ended March 31, 2007, and we will likely incur net losses in the future. We have faced a number of challenges that have affected our operating results during the past two years, including extreme competition in the portable multimedia SoC market, continuing erosion of average selling prices of our portable multimedia SoCs, delays in delivering new product features to existing and new customers, and price volatility and shortages of other components used to build our customers’ devices. Although we have taken and plan to take additional steps to address these challenges and to improve our results of operations, we cannot provide assurance that we will return to profitability on a quarterly or annual basis.

Effective January 1, 2007, Ronald P. Edgerton resigned from his positions as our President, Chief Executive Officer, Chairman, and as a member of our board of directors. Mr. Edgerton held these positions since March 2001. Phillip E. Pompa, formerly our Senior Vice President of Portable Systems Group, has been appointed as our President and Chief Executive Officer. In January 2007, we announced that we are refocusing our business on our three core markets: portable multimedia players; printers; and, digital televisions. We also announced that we are immediately taking steps to reduce our operating costs through cost control measures and reductions in force. As we implement these cost reductions, we will remain focused on retaining our key technical talent and preserving the integrity of our core product offerings. As part of this plan, we have terminated future efforts with respect to the digital video camera, USB and infrared peripheral products, our Bluetooth development, and certain consumer audio codec markets. We expect these cost cutting measures to be completed in the third quarter of 2007. These changes have placed, and any future organizational changes will continue to place, a significant strain on our management, personnel, systems and resources. If we are unable to manage our organizational changes effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan or respond to competitive pressures.

New Product Introduction and Acceptance. In October of 2005, we introduced our STMP 36XX family of portable multimedia SoCs, our newest SoC for flash-based and hard disk-based digital multimedia players. Our historical revenue growth has been primarily from sales of our STMP 35XX family of portable multimedia SoCs, which accounted for 47.8% of our revenue in the three months ended March 31, 2007. We introduced the STMP 35XX family of portable multimedia SoCs in the fourth quarter of 2003 and, despite continued sales of the STMP 35XX SoCs, as those products have matured, their average selling prices have declined, which is typical for the semiconductor industry. Our future success depends on our ability to market and sell our existing products, and to develop other new products, including new families of portable multimedia SoCs, in a timely and cost-effective manner. We cannot be assured that we will be able to develop and introduce, or that potential customers will be able to implement, new or enhanced products in a timely and cost-effective manner or that our new products will generate significant revenues.

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

Historical Growth; Recent Pressures. Our business has grown rapidly since our inception as a result of acquisitions, the opening of international locations and through hiring, both domestically and internationally. The historical expansion of our business and operations, including acquisitions, has placed, and any future expansion will continue to place, a significant strain on our management, personnel, systems and resources, and has significantly increased our operating expenses. Since the fourth quarter of 2006, we have eliminated approximately 150 positions in our offices worldwide. In addition to these reductions in force, in January 2007 we announced that we are taking other steps to reduce our operating costs. If we are unable to manage these changes effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan, regain profitability or respond to competitive pressures. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

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

Significant Customers. A few customers account for a substantial portion of our sales. The following table sets forth our customers that represented 10% or more of our revenues for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Samsung	18.1%	13.3%
Jess Technology	14.8	*
Creative Technology	13.7	12.9
ASUSTEK Computer Inc.	*	12.4
Holystone Enterprise	*	12.8

*	Less than 10%

We expect that our largest customers will continue to account for a substantial portion of our sales for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenues have varied and will likely continue to vary from period to period.

Overseas Revenues. The percentage of our revenues from customers located outside the United States was 94.4% and 99.7% for the three months ended March 31, 2007 and 2006, respectively. Most of the products that use our ICs are manufactured outside of the United States. As a result, we believe that a substantial majority of our revenues will continue to come from customers located outside of the United States. All of our revenues to date have been denominated in United States dollars.

The percentages of our revenues by country are set forth in the following table:

	Three Months Ended March 31,
	2007	2006
China/Hong Kong	45.6%	19.2%
Taiwan	29.9	52.5
Singapore	16.4	14.3
U.S.	5.6	0.3
Other	2.5	13.7

Total	100.0%	100.0%

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

Sale of the PC Audio Product Line. During the third quarter of 2006, we completed the sale of our PC audio codec product line to Integrated Device Technology Inc. (“IDT”) for total consideration of $81.5 million. Of the purchase price, $7.2 million was deposited into an escrow account upon closing for purposes of settling indemnification claims for the one-year period following the closing. As of March 31, 2007 the balance of the escrow account is $7.4 million and is reported as restricted cash on the Condensed Consolidated Balance Sheet.

Statement of Operations Overview

The following describes certain line items in our condensed consolidated statement of operations:

Revenues. Revenues consist primarily of sales of our ICs, net of sales discounts or incentives. We recognize revenues on direct sales at the time of shipment to our customers or later if required by shipping terms. We defer revenues on sales through distributors which have rights of return or price protection until products are resold by such distributors to their customers. We also defer revenue from nonrecurring engineering fees (“NRE”) until the obligations under the NRE agreements have been met. The main factors that impact our revenues are unit volumes shipped and average selling prices. Overall, we expect average selling prices for our products to decline over time as products mature. Our ability to increase revenues in the future is dependent on increased demand for our established products and our ability to develop new products and subsequently achieve customer acceptance of newly introduced products.

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

Selling, General and Administrative. Selling, general and administrative expense consists primarily of salaries and related costs, including stock compensation, occupancy costs, and sales commissions to independent sales representatives, amortization of acquired intangible assets and related overhead costs for sales, marketing and administrative personnel, legal and accounting services, as well as marketing activities. We expect that selling, general and administrative expenses should decrease in absolute dollars as we reduce our personnel and other spending in this area, while continuing to support our future operations. While we expect to continue to incur litigation expenses in the future as we protect and defend our intellectual property and technology, we do not believe those expenses will be as significant as they have been in the past.

Other Income (Loss). Other income consists of interest income and foreign exchange income or losses. Interest income reflects interest earned on cash equivalents and short-term investment balances. Foreign exchange loss reflects realized gains and losses on foreign currency transactions.

Income Tax Expense. We accrue federal, state, and foreign income taxes at the applicable statutory rates adjusted for certain items including non-deductible expenses, including stock based compensation, tax credits, interest income from tax advantaged investments, as well as changes in our deferred tax asset valuation allowance. The provision for income taxes also includes amounts intended to satisfy unfavorable adjustments by tax authorities in any current or future examination of our income tax returns. Refer to Note 10 of Notes to Condensed Consolidated Financial Statements.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Revenues, net	100.0%	100.0%
Cost of goods sold	64.9	55.4

Gross profit	35.1	44.6

Operating expenses:
Research and development	83.2	67.2
Selling, general and administrative	44.7	42.4
Loss on asset disposition	2.7	—

Total operating expenses	130.6	109.6

Operating loss	(95.5)	(65.0)

Other income expense:
Interest income, net	4.5	2.4
Foreign exchange loss	0.3	0.2

Total other income	4.2	2.2

Loss before income taxes	(91.3)	(62.8)
Income tax (benefit) expense	(8.9)	12.1

Net loss	(82.4)%	(74.9)%

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006

Revenues. Revenues for the three months ended March 31, 2007, were $22.0 million compared to $33.0 million for the three months ended March 31, 2006, a decrease of 33.3%. This decrease was primarily due to a 73.6% decrease in revenues from the sale of our audio codecs as the Company sold the PC audio codec business in July 2006, and a 29.6% decrease in revenue from the sale of our portable multimedia SoCs, due to decreased average selling prices. Revenues from the sale of our portable multimedia SoCs accounted for approximately 67.2% of total revenue for the quarter ended March 31, 2007, while our multi function printer (“MFP”) revenue comprised approximately 17.9% of total revenue for the period.

Portable Multimedia SoCs. The decrease of 29.6% in revenues from the sale of our portable multimedia SoCs was primarily due to decreased average selling prices. We expect the trend of declining average selling prices for existing portable multimedia SoCs products to continue as these products mature further and as the market becomes more competitive, which may have a negative impact on our future revenues if we cannot sell newer products with enhanced features at relatively higher prices. The 36XX family of products is now selling in production quantities and we expect these products to increase as a part of our SoC revenue mix in future quarters.

Revenues from Multi Function Printer ICs. Revenues from the sale of our multi function printer ICs totaled approximately $3.7 million and $2.9 million, respectively, for the three months ended March 31, 2007 and 2006, respectively. The increase was due to shipments resulting from design wins with a new key customer.

Audio Codecs and Other Products. The decrease in revenues from the sale of our audio codecs was due to the reduction in shipments to customers in the personal computer market as a result of the sale of our PC audio codec product line to IDT on July 31, 2006. Therefore, the Company had no revenue from the PC audio product line for the three months ended March 31, 2007. Revenues from the PC Audio product line totaled $6.8 million for the three months ended March 31, 2006. Revenues from other products, such as our TV audio products, increased due to a design win with a large customer. Revenues from our TV audio products increased to $1.7 million from zero for the three months ended March 31, 2007 and 2006, respectively.

Revenues from Significant Customers. Sales to Samsung increased to approximately 18.1% of total revenues during the three months ended March 31, 2007, from approximately 13.3% of total revenues, during the three months ended March 31, 2006, mainly due to a decrease in the revenues of other customers as a percentage of total revenues. A portion of that increase is also due to a design win for our TV audio products. Sales to Creative Technology increased to 13.7% of total revenues during the three months ended March 31, 2007, from approximately 12.9% of total revenues during the three months ended March 31, 2006 due to a decrease in the revenue of other customers as a percentage of total revenues. Sales to Jess Technology, a distributor, increased to 14.8% of total revenues during the three months ended March 31, 2007, from less than 10% of total revenues, during the three months ended March 31, 2006 due to increased sales to the distributor’s end customers across multiple product lines. Revenues from ASUSTEK decreased to less than 10% of total revenues during the three months ended March 31, 2007 from 12.4% of total revenue during the three months ended March 31, 2006 due to the discontinuation of a product line using our portable audio SoC by one of ASUSTEK’s customers. Revenues from Holystone decreased to less than 10% of total revenues during the three months ended March 31, 2007 from 12.8% of total revenue during the three months ended March 31, 2006 due to the termination of our distributor agreement with them.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 35.1% for the three months ended March 31, 2007, compared with 44.6% for the three months ended March 31, 2006. The decrease in gross margin was primarily due to average selling price pressures from competition on our portable multimedia SoCs that target the value and mid-tier segments of the overall portable multimedia player market.

Research and Development. Research and development expenses decreased in total dollars to $18.3 million, or 83.2% of revenues, for the three months ended March 31, 2007, from $22.2 million, or 67.2% of revenues, for the three months ended March 31, 2006. This dollar decrease of $3.9 million was primarily due to the decrease in headcount resulting form the reductions in force, the sale of our PC Audio product line and the associated transition of employees in the third quarter of 2006, and other cost-cutting measures recently implemented.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $9.8 million for the three months ended March 31, 2007 as compared to $14.0 million for the three months ended March 31, 2006. As a percentage of total revenues, selling general and administrative expenses were 44.7% for the three months ended march 31, 2007, compared to 42.4% for the same period last year. This dollar decrease of $4.2 million was primarily due to the decrease in headcount resulting from the reductions in force, the sale of our PC Audio product line and the associated transition of employees in the third quarter of 2006, decreased litigation expense and cost-cutting measures recently implemented.

As of March 31, 2007, we employed 390 full-time people, including 236 in research and development, 31 in operations, 69 in sales and marketing, and 54 in administration.

Stock Based Compensation

We recognized $1.9 million in the quarter ended March 31, 2007 for stock based compensation. This expense includes $1.5 million for stock options, $0.1 million for RSUs, and $0.3 million for the ESPP. The table below presents the costs recorded related to stock based compensation for the three months ended March 31, 2007 and 2006, respectively: (amounts shown are in thousands)

	March 31,
	2007	2006
Research and development	$1,322	$1,662
Sales, general and administrative	544	830

Total stock based compensation	$1,866	$2,492

Other Income (Loss). Interest income increased to $1.0 million for the three months ended March 31, 2007, from $0.8 million for the three months ended March 31, 2006. This was due to an increase in our average cash balances, restricted cash and average investments in short-term marketable securities from $51.4 million at March

31, 2006 to $81.2 million at March 31, 2007, and from a shift in investment strategy that concentrates our investments in taxable securities as a result of our current estimated tax position for the fiscal year 2007.

Income Tax Expense. Our income tax expense provided us a benefit of $2.0 million for the three months ended March 31, 2007, which represents a decrease from the $4.0 million of income tax expense for the three months ended March 31, 2006. This decrease was primarily due to a change in the estimate of our effective tax rate. At March 31, 2007, our effective tax rate estimate for the year ended December 31, 2007, was 9.77%. This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, non-deductible charges related to stock based compensation, research and development credits and expected changes in the valuation allowance recorded against the Company’s deferred tax assets. At March 31, 2006, our effective tax rate estimate for the year ended December 31, 2006 was (19.3%). This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, non-deductible charges related to stock based compensation, research and development tax credits, and charges associated with licensing intellectual property to foreign subsidiaries.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments. The following table presents working capital, cash and cash equivalents and short-term investments (in thousands):

	March 31, 2007	December 31, 2006	Increase (Decrease)
Working capital	$93,680	$108,569	$(14,889)
Cash and cash equivalents(1)(2)	42,722	38,040	4,682
Short-term investments(1)	38,501	62,800	(24,299)

(1)	Included in working capital.
(2)	Includes restricted cash.

Our working capital as of March 31, 2007, represents a decrease from our working capital as of December 31, 2006 primarily due to the $18.3 million of cash used in our operations and the $1.9 million used for equipment and intangible asset purchases in the three months ended March 31, 2007.

We have historically financed our operations primarily through cash from our financing activities and our operating activities. Our principal source of liquidity as of March 31, 2007, consisted of $81.2 million in cash, cash equivalents, restricted cash, and short-term investments. As of March 31, 2007, our short-term investments consisted of state and municipal debt securities, primarily auction-rate preferred notes. The restricted cash consists of $7.4 million held in escrow for purposes of settling indemnification claims for the one year period following the closing of the sale of the PC Audio product line to IDT on July 31, 2006. The remaining $0.2 million is held in lieu of a security deposit related to a facility lease.

Operating Activities. Net cash used in operating activities was $18.3 million during the three months ended March 31, 2007, compared to $35.7 million for the three months ended March 31, 2006. Operating cash flows during the three months ended March 31, 2007 reflect our net loss of $18.1 million, depreciation and amortization expense of $2.8 million, stock-based compensation expense of $1.9 million, $1.2 million of other non-cash related expenses, and a net decrease from the changes in assets and liabilities of $6.0 million. Our accounts receivable decreased $0.2 million during the three months ended March 31, 2007, due to decreases in revenues and the timing of customer payments, compared to an increase of $18.4 million, during the three months ended March 31, 2006. Our accounts payable decreased $4.4 million during the three months ended March 31, 2007, primarily due to less inventory purchases, compared to a decrease of $21.4 million, during the three months ended March 31, 2006. Our inventories decreased $3.4 million during the three months ended March 31, 2007, due to improved inventory management, compared to an increase of $12.2 million during the three months ended March 31, 2006. Our reserve for slow-moving and obsolete inventory as a percentage of total inventory was 13.5% and 13.9% as of March 31, 2007, and March 31, 2006, respectively. We monitor and analyze our inventory for obsolescence, adjust this reserve accordingly, and as a part of this analysis, we decreased the reserve by approximately $1.0 million for inventory that was scrapped, and increased the reserve by approximately $0.3 million for slow moving inventory, resulting in a net decrease of $0.7 million during the three months ended March 31, 2007.

The increase in deferred revenue and other liabilities of approximately $1.0 million during the three months ended March 31, 2007, includes a $0.5 million increase in deferred revenue and a $0.6 million increase in deferred rent and other liabilities. The increase in deferred revenue is primarily due to an increase in inventory held by our distributors. Our deferred revenue and other liabilities decreased by $1.8 million during the three months ended March 31, 2006 due to a shift to direct sales and improved management of distributor inventory levels. Income taxes payable decreased by $3.5 million and increased $3.3 million for the three months ended March 31, 2007 and 2006, respectively.

Investing Activities. Our investing activities provided cash of $22.2 million and $19.7 million during the three months ended March 31, 2007 and 2006, respectively. Investing activities during the three months ended March 31, 2007 and 2006 primarily represented net proceeds from short-term investments.

The fair value of our investments in marketable securities at March 31, 2007, was $38.5 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in short-term securities, with at least an investment grade rating, to minimize interest rate and credit risk as well as to provide for an immediate source of funds.

Capital expenditures were $1.9 million and $3.2 million during the three months ended March 31, 2007 and 2006, respectively. These expenditures during the three months ended March 31, 2007, were incurred primarily for the purchase of engineering tools, computer equipment, software, and intangible assets.

Financing Activities. Our financing activities provided $0.6 million and used $28.6 million of cash during the three months ended March 31, 2007 and 2006, respectively. On January 24, 2006, our board of directors authorized a share repurchase plan for up to $30.0 million of our common stock, pursuant to which we purchased approximately 2.6 million shares for $30.0 million. We received $0.6 million and $1.1 million in proceeds from the exercise of employee stock options and our Employee Stock Purchase Plan (“ESPP”) during the three months ended March 31, 2007 and 2006, respectively. These proceeds were invested in short-term, investment grade, interest bearing instruments, pending their use to fund working capital, acquisitions and capital expenditures as required.

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

Based on current business conditions and our current operating and financial plans, we believe our existing cash, restricted cash and short-term investments balances, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. If we are unable to obtain additional financing if needed, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results. We may enter into strategic arrangements in the future which also could require us to seek additional equity or debt financing. There can be no assurances that we can reduce our net losses and negative cash flow in the foreseeable future. Also, there can be no assurances that we can raise capital as needed to fund our operations on an ongoing basis.

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

The following is a discussion of our most critical accounting policies used in the preparation of our financial statements, and the judgments and estimates involved under each. We also have other key accounting policies that do not involve critical accounting estimates because they do not generally require us to make estimates and judgments that are difficult or subjective (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Revenue Recognition. We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and 101B (“SAB 101”) and SAB 104, Revenue Recognition. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. These criteria are usually met at the time of product shipment; however, we do not recognize revenue until all customer acceptance requirements have been met, when applicable. Revenues from product sales to customers other than distributors are generally recognized upon shipment and reserves are provided for estimated allowances. We defer revenue recognition of nonrecurring engineering fees until all contractual obligations are met. A portion of our sales are made through distributors under agreements allowing for price protection and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors sell the product to their customers. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery. Management assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Management assesses the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer, as determined by credit checks and analysis, as well as the customer’s payment history. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely impacted.

Inventory Valuation. We value our inventory at the lower of the standard cost of our inventory or its current estimated market value. We establish inventory reserves at least quarterly for estimated obsolescence or unmarketable inventories on an amount equal to the difference between the cost of the inventory and its estimated realizable value, based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected, additional inventory reserves may be required that could adversely affect our operating results.

Stock-Based Compensation.

The Company accounts for stock-based compensation under the fair value provisions of SFAS 123R. The Company adopted SFAS 123R effective January 1, 2006, utilizing the modified-prospective method allowed under the standard. Under the modified prospective method, stock compensation cost recognized for the three months ended March 31, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted or modified on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results of prior periods have not been restated (see Note 4 of Notes to Condensed Consolidated Financial Statement).

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

As a multinational corporation, we are subject to taxation in numerous jurisdictions. The determination of the provision for income taxes requires SigmaTel to take positions on certain issues where there is uncertainty in the application of the tax law. We account for uncertain tax positions under FIN 48, Accounting for Income Tax Uncertainties, which requires that the benefit from uncertain positions only be recognized when it is more likely than not that the position will be sustained upon examination, based solely on its technical merits. Our provision for income taxes includes amounts intended to satisfy unfavorable adjustments by the Internal Revenue Service and tax authorities in other jurisdictions in an examination of our income tax returns.

Recent Accounting Pronouncements

In June 2006, the FASB ratified EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“Issue 06-2”). Issue 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in Statement 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. We have adopted Issue 06-2 effective January 1, 2007 by recording the cumulative effect of the change in accounting principal to accumulated deficit. See Note 11 for additional details.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. We have adopted FIN 48 effective January 1, 2007. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption were accounted for as a cumulative-effect adjustment recorded to accumulated deficit. See Note 10 for additional details.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to accumulated deficit as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS 159 on the Company’s Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 is definitional and disclosure-oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect that the adoption of SFAS 157 will have on our financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing the income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on the market value of our investments. As of March 31, 2007, all of our investments were in money market accounts or investment grade securities.

Foreign Currency Risk

We are exposed to foreign currency fluctuations. Sales and inventory purchases made by us and our subsidiaries are denominated in U.S. dollars. A small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risk related to these transactions is deemed to be immaterial to us as a whole.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures. We carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon this evaluation, our CEO and CFO have concluded that, because of the material weakness in internal control over financial reporting identified in the section “Management’s Report on Internal Control Over Financial Reporting” set forth in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2007. Due to this material weakness, as described in more detail below, we performed additional analysis and other post-closing procedures to ensure that the condensed consolidated financial statements included in this quarterly report on Form 10-Q were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2007, we began instituting changes in internal control over financial reporting to remediate the material weakness related to the completeness and accuracy of the income tax provision and related income taxes payable and deferred income tax accounts reported in our Annual Report on Form 10-K for the year ended December 31, 2006. As of March 31, 2007, we still did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related income taxes payable and deferred income tax accounts to ensure that a material misstatement to the annual or interim consolidated financial statements would be prevented or detected.

As discussed in our annual report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2007, in order to remediate this material weakness, we are implementing new processes around the analysis of the income tax provision, primarily related to tax reserves. We also are implementing additional procedures around the identification, analysis and recording of the tax effects of significant transactions. We also are requiring the outside experts who assist us with the preparation and review of the consolidated tax provision, balance sheet and footnote disclosures to spend additional time in performing their review of the provision and key issues. We began implementing these remedial measures during the quarter ended March 31, 2007 and will continue to implement these measures through the quarter ending June 30, 2007.

Other than the changes discussed above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Many participants in the semiconductor industry have a significant number of patents and have frequently demonstrated a willingness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims have led to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets, or invalidity of our patents will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not materially and adversely affect our business, financial condition and results of operations. As of March 31, 2007 we were party to the following legal proceedings:

SigmaTel v. Actions Semiconductor

On January 4, 2005, we filed a patent infringement lawsuit against Actions Semiconductor Company (“Actions”) in the U.S. District Court for the Western District of Texas, Austin Division. We asserted that certain Actions ICs infringed several of our patents. We sought damages and requested a permanent injunction relating to the alleged infringement. On January 3, 2007, we dismissed this lawsuit without prejudice.

On March 14, 2005, we filed a complaint requesting that the U.S. International Trade Commission (the “ITC”) initiate an investigation of Actions, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain audio processing ICs and other products containing these audio processing ICs. In our complaint, as amended, we asked the ITC to investigate whether certain Actions products infringe one or more of the claims of certain U.S. patents (the “Asserted Patents”) owned by us. On April 18, 2005, the ITC instituted an investigation into Actions’ actions based on our allegations. On September 15, 2006, after a hearing on the merits, rulings by an administrative law judge, and reviews of those rulings by the ITC, the ITC issued a Limited Exclusion Order in our favor (the “Order”). The Order precludes the importation into the U.S. of MP3 players containing certain chips manufactured by Actions which contain 2 GB of flash memory or less. A complete copy of the Order is available at the ITC’s website – www.usitc.gov.

After the ITC issued the Order, Actions requested that the U.S. Customs and Border Protection arm of the U.S. Government (“CBP”) examine a redesigned Actions SoC IC in order to determine whether this redesigned IC falls within the scope of the ITC’s Order. The CBP has invited us to participate in the proceedings, and we are negotiating with Actions to identify the scope of such proceedings. We expect that the proceedings and determination by the CBP will take place during the second quarter of 2007.

On November 22, 2006, Actions requested that the U.S. Patent and Trademark Office (“USPTO”) reexamine the Asserted Patents in light of certain prior art references which Actions believes render the Asserted Patents invalid and unenforceable. The USPTO granted Actions’ request to reexamine one of the Asserted Patents and we expect to hear whether the USPTO will grant Actions’ reexamination request for the other Asserted Patent during the second quarter of 2007.

On January 4, 2007, Actions filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit (“CAFC”) stating its intention to appeal the Order. The CAFC has entered an order permitting our intervention in that appeal and various briefs will be submitted to the CAFC during 2007, according to a schedule set by the CAFC.

Actions Semiconductor v. SigmaTel

On September 13, 2006, Actions filed several related patent infringement lawsuits against us and our subsidiaries in the Shenzhen Intermediate People’s Court. In the complaint, Actions asserts that our 3500 family of SoCs infringes a Chinese audio signal processing patent (the “Actions Asserted Patent”) owned by Actions. Actions seeks to halt the infringement of its patent in China by prohibiting the design, manufacture, sale, and use of the infringing ICs as well as devices containing the allegedly infringing ICs, and payment of damages in the amount of approximately US$12.5 million. Actions is also asking the court and other relevant authorities to grant and execute a series of injunctions and/or border detention orders, enforced by China customs, prohibiting the importation and exportation of the infringing products and MP3 players and devices that contain the infringing products. On March 28, 2007, we accepted service of the complaint through our Chinese attorneys. At this time, we believe it unlikely that the Shenzhen court handling the complaint will issue a preliminary injunction before a hearing on the merits, which is currently scheduled for June 29, 2007.

On December 12, 2006, we filed an invalidation petition with SIPO (a.k.a. the Chinese Patent Office) to invalidate the Actions Asserted Patent in the PRC. This matter is in its earliest stages and SIPO has not announced a schedule for completing the matter. We expect that invalidating Actions’ patent would have a favorable impact to us in the lawsuit initiated by Actions involving the same patent.

Item 1A.	Risk Factors

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The following section describes some, but not all, of these risks and uncertainties that we believe may adversely affect our business, financial condition or results of operations. This section should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations as of March 31, 2007, and for the three months then ended contained elsewhere in this Form 10-Q.

You should carefully consider these risk factors and the information contained in this quarterly report on Form 10-Q in evaluating SigmaTel and our business. The risks and uncertainties described in these risk factors are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the events discussed in these risk factors actually occurs, our business, financial condition and results of operations would suffer. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock.

We have incurred net losses in prior periods, and we will likely incur losses in the future, and if we cannot return to sustained profitability, our liquidity and ability to operate our business effectively could be adversely affected.

We have incurred net losses in the past and we will likely continue to incur net losses in the future. We recognized a net loss of $18.1 million for the three months ended March 31, 2007 and a net loss of $24.7 for the three months ended March 31, 2006. Our ability to become profitable again and to maintain profitability depends on the rate of growth of our target markets, the continued market acceptance of our customers’ products, the competitive position of our products, and our ability to develop new products. Even though we have achieved profitability in the past, we may not be able to become profitable again or sustain or increase profitability on a quarterly or an annual basis. Our operating activities used $18.3 million of cash in the three months ended March 31, 2007, compared to $35.7 million for the three months ended March 31, 2006. If we continue to experience negative cash flow from operations over a prolonged period of time, or if we suffer unexpected cash outflows, our liquidity and ability to operate our business effectively could be adversely affected.

The average selling prices of our products could continue to decrease rapidly which may negatively impact our revenues and gross profits.

We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices, particularly for portable multimedia SoCs. We have in the past and expect in the future to reduce the average unit price of our products in anticipation of or in response to competitive pricing pressures, new product introductions by us or our competitors and other factors. If we are unable to offset any such reductions in our average selling prices by increasing our sales volumes, reducing production costs, and developing and introducing new or enhanced products at higher prices, our gross profits and revenues will suffer. To maintain our gross profit percentage, we will need to develop and introduce new products and product enhancements on a timely basis and continually reduce our costs. Our failure to do so would cause our revenues and gross profit percentage to decline.

We do not expect to return to our historic growth rate in the future.

Due primarily to increased sales of our portable multimedia SoCs in the past we experienced significant revenue growth and gained significant market share in a relatively short period of time. However, revenues decreased from $33.0 million for the three months ended March 31, 2006, to $22.0 million for the three months ended March 31, 2007, and we do not expect revenue growth or market share gains similar to those that we experienced from 2002 to 2005 in future periods. We have faced a number of challenges that have affected our operating results, including extreme competition in the portable multimedia SoCs market, continuing erosion of average selling prices of our portable multimedia SoCs, delays in delivering new product features to existing and new customers, and price volatility and shortages of other components used to build our customer’s devices. Although we have taken and are continuing to take steps to address these challenges and to improve our results of operations, we cannot provide assurance that we will return to profitability on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

We depend on a few key customers for a substantial majority of our sales and the loss of, or a significant reduction in orders from, any of them would likely significantly reduce our revenues.

For the three months ended March 31, 2007 and 2006, sales to our top five customers accounted for approximately 58.3% and 59.1%, respectively, of our revenues. Our operating results in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our ICs. Our revenues would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers who place large orders, would harm our financial performance. Because our sales are made by means of customer purchase orders rather than long term contracts, we cannot assure you that our customers will continue to purchase our products at current levels, or at all.

The recent changes in our organization, including management resignations, recent acquisitions, attrition and reductions in force have placed a significant strain on our management, personnel, systems and resources, and the continued success of our business depends on our ability to successfully manage these changes or any organization changes.

Our organization has changed rapidly and further organizational changes may be required to address our strategic objectives and potential growth in our customer base. We have changed our organization through acquisitions and dispositions, opening international locations and through increasing and reducing headcount internationally. We announced the resignation of our former Chief Executive and Chief Financial Officers in January 2007 and December 2006, respectively. We also eliminated approximately 150 positions globally since the second quarter of 2006, and will be implementing additional cost cutting measures through the third quarter of 2007. In January 2007, we also announced the refocusing of our business on our core product markets of portable multimedia players, printers and digital televisions, and our departure from the digital video camera, USB and infrared peripheral, and certain consumer audio codec markets. These changes have placed, and any future organizational changes will continue to place, a significant strain on our management, personnel, systems and resources. If we are unable to manage our organizational changes effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan or respond to competitive pressures. To successfully manage our organization, we believe we must do the following effectively:

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

Sales to a small number of distributors generate a significant amount of our revenues. Our sales through distributors accounted for 33.9% and 44.7% of our revenues for the three months ended March 31, 2007 and 2006, respectively. Despite the decreases as a percentage of total revenues, the dollar amount of our products sold through distributors is significant. If our distributors were to materially reduce their purchases from us, our business, financial condition and results of operations would suffer. Our business will depend on our ability to maintain and expand our relationships with distributors, develop additional channels for the distribution and sale of our products and effectively manage these relationships. Our distributors decide whether to include our products among those that they sell and may carry and sell product lines that are competitive with ours. Because our distributors are not required to make a specified minimum level of purchases from us, we cannot be sure that they will prioritize selling our products. As we continue to depend on our indirect sales capabilities, we will need to manage the potential conflicts that may arise within our indirect sales force. We also rely on our distributors to accurately and timely report to us their sales of our products and to provide certain engineering support services to customers. Our inability to obtain accurate and timely reports and to successfully manage these relationships would adversely affect our business and financial results, and could impact the effectiveness of our internal controls.

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

Sales of our portable multimedia SoCs accounted for 67.2% and 63.7% of our revenues for the three months ended March 31, 2007 and 2006, respectively. Our future success depends on our ability to develop successful new products in a timely and cost-effective manner. We are required to continually evaluate expenditures for planned product developments and choose among alternatives based upon our expectations of future market trends. We cannot assure you that we will be able to develop and introduce new or enhanced products in a timely and cost-effective manner or that our products will generate significant revenues. The development of our ICs is highly complex, and successful product development and market acceptance of our products depend on a number of factors, including the following:

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

Our third-party foundries, other subcontractors and many of our customers and end customers are located in the Pacific Rim, an area subject to significant earthquake risk, and other public health concerns and other factors that could negatively impact our third-party foundries or customers.

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

We have in the past and may in the future experience significant period-to-period fluctuations in our revenues and operating results due to a number of factors, as follows:

•	the timing and volume of purchase orders and cancellations from our customers;

•	the rate of acceptance of our products by our customers;

•	discontinuation of the use of our products by our customers;

•	the rate of growth of the market for analog-intensive, mixed-signal ICs;

•	fluctuation and seasonality in demand for our products;

•	technological innovations or new products by our competitors, customers or us;

•	the disposition of product lines;

•	increases in prices charged by our foundries and other third-party subcontractors;

•	decreases in the overall average selling prices of our products;

•	the availability of third-party foundry capacity;

•	the availability of components used in our customers’ products, such as flash memory or hard disk drives, which are key components in many portable multimedia players;

•	fluctuations in manufacturing yields;

•	the difficulty of forecasting and managing our inventory and production levels;

•	the rate at which new markets emerge for products we are currently developing or our ability to develop new products;

•	our involvement in litigation;

•	cost associated with acquisitions and dilution from the issuance of our stock in connection with acquisitions;

•	costs associated with severance and reductions in force and restructuring the business;

•	costs associated with subleasing or abandoning office space;

•	charges associated with impairments to intangible assets;

•	charges associated with new accounting regulations;

•	natural disasters, particularly earthquakes, or disease outbreaks, in which we conduct our business or in which our products are manufactured, assembled, or tested;

•	changes in our product mix; and

•	the evolution of industry standards.

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

We face competition from a relatively large number of competitors in each of our targeted markets. In the portable multimedia player market, our principal competitors include Actions Semiconductor, ALi, Freescale Semiconductor, Philips Semiconductor, NVIDIA, Rock Chip, Samsung, Sunplus, Telechips, and Texas Instruments. Within the printer market, we compete primarily with Zoran Corporation and in-house captive suppliers. In the digital television audio market, we compete primarily with Micronas, ST Microelectronics, MStar and MediaTek. We expect to face increased competition in the future from our current and emerging competitors. In addition, some of our customers have developed and other customers could develop their own internal ICs that could replace their need for our products or otherwise reduce demand for our products.

The consumer electronics market, which is the principal end market for our ICs, has historically been subject to intense price competition. In many cases, low cost, high volume producers have entered markets and driven down profit margins. If a low cost, high volume producer should develop products that are competitive with our products, our sales and profit margins would suffer.

Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases, broader product offerings, and significantly greater financial, sales, marketing, manufacturing, distribution, technical and other resources than us. As a result, they may be able to respond more quickly to changing customer demands or devote greater resources to the development, promotion and sales of their products than we can. Our current and potential competitors may develop and introduce new products that will be priced lower, provide superior performance or achieve greater market acceptance than our products. In addition, in the event of a manufacturing capacity shortage, these competitors may be able to obtain capacity when we are unable to do so. Furthermore, our current or potential competitors have established, or may establish, financial and strategic relationships among themselves or with existing or potential customers or other third parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors could emerge and rapidly acquire significant market share, which would harm our business.

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

We have established international subsidiaries and opened offices in Hong Kong; Singapore; Seoul, South Korea; Tokyo, Japan; Cambridge, England; Taipei, Taiwan; and Shenzhen, China. The percentage of our revenues, from customers located outside of the U.S., was 94.4% and 99.7% for the three months ended March 31, 2007 and 2006, respectively. Our international sales and operations are subject to a number of risks, including:

•	increased complexity and costs of managing international sales and operations;

•	protectionist laws and business practices that favor local competition in some countries;

•	multiple, conflicting and changing laws, regulations and tax schemes;

•	longer sales cycles;

•	public health concerns and natural disasters, such as earthquakes and tsunamis;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	foreign currency exchange rate fluctuations;

•	difficulties with financial reporting in foreign countries;

•	political and economic instability; and

•	difficulties and costs in staffing and managing international operations, as well as cultural differences.

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

From time to time, we receive letters from various industry participants alleging one or more of our products infringe the participants’ patents or trade secrets. We typically respond when appropriate and as advised by legal counsel. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Additionally, lawsuits arising in foreign countries where the intellectual property laws are not as developed as the U.S. create greater uncertainty in the outcome of the lawsuit and the potential damages that might be available to the asserting party than comparable lawsuits in the U.S. Any lawsuit, regardless of its success, would likely be time-consuming and expensive to resolve and would divert employee time and attention. Any intellectual property litigation also could force us to do one or more of the following:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes repurchases of our stock during the three months ended March 31, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet Be Purchased Under the Plans or Programs
1/1/07 – 1/31/07	–	–	–	–
2/1/07 – 2/28/07	–	–	–	–
3/1/07 – 3/31/07	521	$3.22	0	–

(1)	Consists entirely of shares of our common stock withheld by us to satisfy employee tax obligations upon vesting of restricted stock units granted under our 2003 Equity Incentive Plan.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See Exhibit Index.

SIGMATEL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATEL, INC.

Dated: May 10, 2007	By:	/s/ R. Scott Schaefer
R. Scott Schaefer
Vice President of Finance and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number

3.1(1)	Second Restated Certificate of Incorporation of SigmaTel, Inc.

3.2(2)	Amended and Restated Bylaws of SigmaTel, Inc.

2.1(3)	Asset Purchase Agreement, dated July 25, 2006, by and between Sigmatel and IDT.

4.1(2)	Specimen certificate for shares of common stock.

10.1(4)	Forms of Stock Option and Restricted Stock Units Agreements and Stock Option and Restricted Stock Units Grant Notices

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference in any filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

(1)	Incorporated by reference to Exhibit 3.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.

(2)	Incorporated by reference to the exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.

(3)	Incorporated by reference to the exhibit of the same number to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2006.

(4)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on form 10-K, filed with the Securities and Exchange Commission on March 16, 2007.