Form 10-Q
period 2007-06-30
SIGMATEL INC
filed 2007-08-09
CIK 1043639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the issuer’s Common Stock, $0.0001 par value, was 35,834,017 as of July 31, 2007.

SIGMATEL, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

SIGMATEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$31,569	$30,686
Restricted cash	7,682	7,354
Short-term investments	42,800	62,800
Accounts receivable, net	15,792	12,556
Inventories, net	12,909	20,794
Income tax receivable	2,485	3,365
Prepaid expenses and other assets	4,008	5,591

Total current assets	117,245	143,146
Property, equipment and software, net	10,803	13,301
Intangible assets, net	14,492	15,370
Non-current income tax receivable	4,629	—
Other assets	997	1,574

Total assets	$148,166	$173,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,683	$16,338
Accrued compensation	7,814	8,712
Other accrued expenses	5,245	5,328
Deferred revenue	3,427	1,242
Income tax payable	1,963	2,728
Current portion of long-term obligations	386	229

Total current liabilities	34,518	34,577
Non-current income taxes payable	5,582	4,453
Other liabilities	2,365	809

Total liabilities	42,465	39,839

Stockholders’ equity:
Common stock, $0.0001 par value; 170,000 shares authorized; shares issued and outstanding: 35,915 and 35,823 at June 30, 2007 and 35,603 and 35,513 at December 31, 2006, respectively	4	4
Additional paid-in capital	201,745	197,711
Notes receivable from stockholders	—	(5)
Treasury stock, 90 common shares at cost	(741)	(741)
Accumulated deficit	(95,661)	(63,687)
Accumulated other comprehensive income	354	270

Total stockholders’ equity	105,701	133,552

Total liabilities and stockholders’ equity	$148,166	$173,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGMATEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues, net	$30,734	$43,812	$52,753	$76,833
Cost of goods sold	19,059	24,890	33,350	43,182

Gross profit	11,675	18,922	19,403	33,651

Operating expenses:
Research and development	17,282	23,061	35,603	45,253
Selling, general and administrative	8,271	12,639	18,109	26,632
Loss on asset disposition	—	—	594	—

Total operating expenses	25,553	35,700	54,306	71,885

Operating loss	(13,878)	(16,778)	(34,903)	(38,234)

Interest income, net	1,037	422	2,036	1,205
Foreign exchange loss	(59)	(52)	(133)	(104)

Total other income	978	370	1,903	1,101

Loss before income taxes	(12,900)	(16,408)	(33,000)	(37,133)

Income tax benefit	(1,271)	(19,335)	(3,235)	(15,334)

Net (loss) income	$(11,629)	$2,927	$(29,765)	$(21,799)

BASIC NET (LOSS) INCOME PER SHARE	$(0.32)	$0.08	$(0.83)	$(0.62)

DILUTED NET (LOSS) INCOME PER SHARE	$(0.32)	$0.08	$(0.83)	$(0.62)

WEIGHTED AVERAGE SHARES USED TO COMPUTE:
Basic net (loss) income per share	35,818	34,881	35,679	35,343
Diluted net (loss) income per share	35,818	35,695	35,679	35,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGMATEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(29,765)	$(21,799)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,681	7,295
Stock-based compensation expense	3,790	5,064
Sabbatical leave benefit	(120)	—
Lease abandonment charges	619	—
Excess tax benefit from employee stock plans	—	(299)
Other non-cash expense	93	120
Loss on asset disposition	594	—
Changes in assets and liabilities:
Accounts receivable, net	(3,236)	22,536
Inventories, net	7,885	(18,449)
Prepaid expenses and other assets	1,584	(559)
Other non-current assets	579	(1,389)
Deferred tax assets & liabilities	(3)	(15,240)
Accounts payable	(1,150)	(21,037)
Accrued expenses	(1,076)	766
Current portion of long-term obligations	(258)	(359)
Income taxes receivable and payable	(4,502)	3,373
Deferred revenue	2,186	(4,206)
Other liabilities	489	252

Net cash used in operating activities	(16,610)	(43,931)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	114,419	32,157
Purchases of short-term investments	(94,409)	—
Purchases of property, equipment, software and intangible assets	(2,787)	(6,057)
Proceeds from the sale of fixed assets	68	—
Increase in restricted cash	(328)	—

Net cash provided by investing activities	16,963	26,100

Cash flows from financing activities:
Payments on capital lease obligations	(135)	(7)
Common stock repurchases	—	(29,999)
Excess tax benefit from employee stock plans	—	299
Proceeds from issuance of common stock, net of issuance costs	620	1,251

Net cash provided (used in) by financing activities	485	(28,456)

Effect of exchange rate changes on cash and cash equivalents	45	58
Net increase (decrease) in cash and cash equivalents	883	(46,229)
Cash and cash equivalents, beginning of period	30,686	65,712

Cash and cash equivalents, end of period	$31,569	$19,483

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

In the opinion of management, all adjustments considered necessary for a fair and comparable statement of the Company’s financial position, results of operations and cash flows for the periods presented have been included and are of a normal recurring nature. Operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2. Significant Accounting Policies

For a description of what the Company believes to be the critical accounting policies that affect its more significant judgments and estimates used in the preparation of its financial statements, refer to its most recent Form 10-K filed with the SEC.

Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period. Diluted net (loss) income per share is computed giving effect to all potential dilutive common stock, including options, restricted stock units, and common stock subject to repurchase. Such outstanding common stock options and restricted stock units have been excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2006 and 2007, as the effect of their exercise would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net (loss) income	$(11,629)	$2,927	$(29,765)	$(21,799)
Denominator:
Weighted-average common stock outstanding	35,818	35,157	35,679	35,611
Less: weighted-average shares subject to repurchase	—	(36)	—	(28)
Less: shares held in escrow	—	(240)	—	(240)

Weighted-average shares used in computing basic net (loss) income per share	35,818	34,881	35,679	35,343
Dilutive potential common shares used in computing diluted net (loss) income per share	—	814	—	—

Total weighted-average number of shares used in computing diluted net (loss) income per share	35,818	35,695	35,679	35,343

SigmaTel, Inc.

Notes to Condensed Consolidated Financial Statements – continued

(unaudited)

The following outstanding options and restricted stock units were excluded from the computation of diluted net (loss) income per share as they had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Options to purchase common stock	5,294	4,919	4,870	5,894
Restricted stock units	420	205	344	216

	5,714	5,124	5,214	6,110

3. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) ratified EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“Issue 06-2”). Issue 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in Statement 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. Upon adoption, the standard provides guidance for the Company to either record a change in accounting principle through a cumulative adjustment to accumulated deficit or through a retrospective application to all periods. The company adopted Issue 06-2 effective January 1, 2007, and elected to record as a cumulative effect to accumulated deficit. The election to record as a cumulative effect to accumulated deficit was due to the unreasonable efforts required to apportion the benefit appropriately to all prior periods. See Note 11 for additional details.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties, as FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. The Company adopted FIN 48 effective January 1, 2007. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption were accounted for as a cumulative-effect adjustment recorded to the accumulated deficit. The impact upon the adoption of FIN 48 was significant to the condensed consolidated financial statements and included recording increases to the liability for unrecognized tax benefits, to the income tax receivable, and the deferred tax assets. In addition, the Company recorded an increase to its accumulated deficit and a reduction in its additional paid-in capital. See Note 10 for additional details.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to accumulated deficit as of the date of initial adoption. The Company is currently evaluating the impact, if any, of SFAS 159 on the Company’s financial position and results of operations.

SigmaTel, Inc.

Notes to Condensed Consolidated Financial Statements – continued

(unaudited)

4. Stock-based Compensation

Stock-based compensation costs are based on the fair value calculated with the Black-Scholes option-pricing model on the date of grant for stock options and on the date of enrollment for the Employee Stock Purchase Plan (“ESPP”). Restricted Stock Unit (“RSU”) fair values equal quoted market price on the date of grant.

The fair values of stock awards are amortized as compensation expense on a straight-line basis over their requisite service period. Compensation expense recognized is shown in the operating activities section of the condensed consolidated statements of cash flows.

The Company recognized $1.9 million and $3.8 million in the three and six months ended June 30, 2007 for stock based compensation. This expense includes $1.7 million for stock options, $0.1 million for RSUs, and $0.1 million for the ESPP in the three months ended June 30, 2007. The table below presents the costs recorded related to stock-based compensation for the three and six months ended June 30, 2007 and 2006, respectively (amounts shown are in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Research and development	$1,441	$1,709	$2,763	$3,371
Sales, general and administrative	483	863	1,027	1,693

Total stock-based compensation	$1,924	$2,572	$3,790	$5,064

The Company determined the assumptions in the Black-Scholes model for calculating fair value of stock-based compensation costs as follows: expected volatility is a combination of the Company’s historical and implied volatility; expected term is calculated using the “simplified” method prescribed in Staff Accounting Bulletin No.107, Share-Based Payment; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation; and a dividend yield is not used since the Company has never paid cash dividends and does not currently intend to pay cash dividends. The Company periodically reviews these assumptions and modifies them as necessary.

Stock Options

The fair value of common stock options granted during the three and six months ended June 30, 2007 and 2006, were estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	—	—	—	—
Expected life	4.4 Years	4.5 years	4.4 -4.5 years.	4.5 years
Expected volatility	64%	65%	64%	60 – 65%
Risk-free rate	4.7%	5.0%	4.7%	4.6 – 5.0%

ESPP

The grant date fair value of the employees purchase rights under the ESPP were calculated using the Black-Scholes model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	—	—	—	—
Expected life	6 months	6 months	6 months	6 months
Expected volatility	64%	60%	64 - 66%	60 – 67%
Risk-free rate	5.1%	5.0%	5.0 - 5.1%	4.4 – 5.0%

SigmaTel, Inc.

Notes to Condensed Consolidated Financial Statements – continued

(unaudited)

A summary of the Company’s stock compensation activity with respect to the six months ended June 30, 2007, follows (share amounts in thousands):

Stock Options Under the 1995 and 2003 Plans	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	5,112	$15.60
Granted	1,400	3.56
Exercised	(94)	1.45
Cancelled or expired	(1,094)	20.49

Outstanding at June 30, 2007	5,324	$11.68

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	278	$7.30
Granted	250	3.56
Vested	(36)	8.83
Forfeited	(62)	6.46

Nonvested at June 30, 2007	430	$5.12

During the six month ended June 30, 2007, 35,689 RSUs vested. The Company had $11.8 million of total unrecognized compensation cost related to stock options and RSUs at June 30, 2007, that is expected to be recognized over a weighted-average period of 2.2 years. There was no stock compensation cost capitalized into assets as of June 30, 2007.

For the six months ended June 30, 2007 and 2006, approximately $0.6 million and $1.3 million, respectively, was received for the exercise of stock options and purchase of shares under the ESPP.

5. Comprehensive (loss) income

The components of comprehensive loss are comprised of net (loss) income, foreign currency translation adjustments and unrealized gains and losses on securities. Comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net (loss) income	$(11,629)	$2,927	$(29,765)	$(21,799)
Foreign currency translation adjustments, net of tax	36	62	83	151
Unrealized gain on securities	3	4	1	19

Total comprehensive (loss) income	$(11,590)	$2,993	$(29,681)	$(21,629)

6. Restricted Cash and Short-term Investments

The restricted cash includes $7.5 million held in escrow for purposes of settling indemnification claims for the one year period following the closing of the sale of the PC Audio product line to IDT on July 31, 2006.

Short-term investments at June 30, 2007 and December 31, 2006, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $42.8 million and $62.8 million, respectively. The fair values of these instruments are based on market interest rates and other market information available to management as of each balance sheet date.

SigmaTel, Inc.

Notes to Condensed Consolidated Financial Statements – continued

(unaudited)

Short-term investments consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
Available-for-sale securities:
Auction-rate preferred notes	$42,800	$59,500
Variable-rate demand notes	—	3,300
Commercial paper	6,962	7,718

Total investments	49,762	70,518
Less: unrealized gain	(1)	(1)
Less: cash equivalents	(6,961)	(7,717)

Total short-term investments	$42,800	$62,800

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at fair value. As of June 30, 2007, $7.0 million of liquid investments mature within three months and $42.8 million of liquid investments mature beyond five years, but have interest rate maturities of less than thirty-five days.

7. Inventories

Inventories, net of reserves, consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Work in process	$4,308	$5,567
Finished goods	8,601	15,227

Total inventories, net	$12,909	$20,794

At June 30, 2007 and December 31, 2006, the Company’s reserve for slow-moving and obsolete inventory was approximately $2.9 million and $3.4 million, respectively. We monitor and analyze our inventory for obsolescence, adjust this reserve accordingly, and as a part of this analysis, we decreased the reserve by approximately $1.1 million for inventory that was scrapped or sold, and increased the reserve by $0.7 million for slow moving inventory, resulting in a net decrease of $0.4 million during the six months ended June 30, 2007.

8. Intangible Assets

Intangible assets consist of the following (in thousands):

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Developed product technology	8,212	(2,509)	5,703	8,212	(1,825)	6,387
Trademarks and trade names	500	(175)	325	500	(125)	375
Patents	4,304	(983)	3,321	3,703	(689)	3,014
Licenses to manufacture and other	10,681	(5,538)	5,143	9,870	(4,276)	5,594

	$23,697	$(9,205)	$14,492	$22,285	$(6,915)	$15,370

SigmaTel, Inc.

Notes to Condensed Consolidated Financial Statements – continued

(unaudited)

Intangible asset amortization expense for the three months ended June 30, 2007 and 2006 was $1.2 million and $1.9 million, respectively, and $2.3 million and $3.7 million for the six months ended June 30, 2007 and 2006, respectively.

The remaining estimated annual amortization expense for intangibles is as follows (in thousands):

Amount
For the remaining period ending December 31, 2007	$2,193
For the year ending December 31, 2008	3,948
For the year ending December 31, 2009	3,221
For the year ending December 31, 2010	2,818
For the year ending December 31, 2011 and beyond	2,312

Total remaining estimated amortization expense	$14,492

The Company is amortizing intangible assets on a straight-line basis over their estimated useful lives. The weighted average useful life is generally 6 years for developed product technology, 5 years for trademarks and trade names, 7 years for patents, and 2 to 5 years for licenses to manufacture.

9. Lease Abandonment and Disposition of Assets

In March 2007, the Company abandoned approximately 25,000 square feet of its office space in Austin, Texas. The total charge incurred in connection with the lease abandonment was approximately $1.2 million, which includes approximately $0.6 million for leased facilities and approximately $0.6 million for leasehold improvements and furniture. These amounts were recorded in the first quarter of 2007 and are reflected in the selling, general and administrative expense and loss on asset disposition in the condensed consolidated statements of operations. The related obligations are reserved in the condensed consolidated balance sheet as a short-term liability of approximately $0.2 million and a long-term liability of approximately $0.2 million. The leasehold improvements and furniture and fixtures had a carrying value of approximately $0.7 million. The Company does not expect any future expenses related to this event.

10. Income Taxes

The Company’s effective tax rate was 10% and 118% for the three months ended June 30, 2007 and 2006, respectively, and 10% and 41% for the six months ended June 30, 2007 and 2006, respectively. The provision for income taxes has been calculated based on the Company’s estimate of its effective tax rate for the full fiscal year. At June 30, 2007, the Company’s effective tax rate estimate for the year ended December 31, 2007 was 10%. This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, non-deductible charges related to stock-based compensation, research and development credits and changes in the valuation allowance recorded against the Company’s deferred tax assets. At June 30, 2006, the Company’s effective tax rate estimate for the year ended December 31, 2006 was 32%. This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, non-deductible charges related to stock based compensation, and one time benefits related to a change in the Company’s international tax strategy.

The Company did not recognize any tax benefits related to equity compensation during the three months ended June 30, 2007 and 2006. Tax benefits of zero and $0.3 million were recognized during the six months ended June 30, 2007, and 2006, respectively. These benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

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

The gross amount of unrecognized tax benefits as of the January 1, 2007 adoption date of FIN 48 was $8.8 million, of which $6.6 million was included in long term liabilities, $0.5 million was included in current liabilities, and $1.7 million is included in noncurrent deferred tax assets but is offset by valuation allowances. The gross

SigmaTel, Inc.

Notes to Condensed Consolidated Financial Statements – continued

(unaudited)

unrecognized tax benefit was offset by a receivable of $1.6 million, which is classified as a long term receivable. As of June 30, 2007, the gross amount of unrecognized tax benefits was $9.2 million, of which $5.6 million is included in long term liabilities, $0.4 million is included in current liabilities, and $3.2 million is included in noncurrent deferred tax assets but is offset by valuation allowances. The gross unrecognized tax benefits are offset by a receivable of $2.2 million, which is classified as a long term receivable. The gross amount of unrecognized tax benefits includes interest and penalties.

If the unrecognized tax benefits were to be realized as of January 1, 2007, $5.6 million would impact the effective tax rate, the remainder would be offset by changes in the valuation allowance against the deferred tax assets. As of June 30, 2007, $3.8 million of unrecognized tax benefits would impact the effective tax rate. This decrease is primarily related to the expected impact of net operating loss carrybacks generated in the current period.

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

As of the date of adoption of FIN 48, it was deemed reasonably possible that the total amount of unrecognized benefits would decrease within the next twelve months by $2.3 million to $2.5 million due to the impact of carrying back projected net operating losses on the total amount of the potential liability.

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

Severance

During the first quarter of 2007, the Company eliminated approximately 90 positions worldwide. A total charge of approximately $1.9 million incurred in connection with the employee severance related to these reductions in force was expensed as incurred during the first quarter of 2007. Of the aggregate severance expense, approximately $0.9 million is included in selling, general and administrative expense and approximately $1.0 million was included in research and development expense in the condensed consolidated statement of operations. The Company does not expect any future charges related to this reduction in force. The accrued severance associated with the Company’s former CEO will be paid over the next 21 months, ending March 27, 2009. As of June 30, 2007, $0.7 million of liabilities related to the severance of the Company’s former CEO were included in condensed consolidated balance sheet. As of June 30, 2007, all of the other liabilities related to the reduction in force were settled and paid.

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

SigmaTel, Inc.

Notes to Condensed Consolidated Financial Statements – continued

(unaudited)

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

On March 14, 2005, the Company filed a complaint requesting that the U.S. International Trade Commission (the “ITC”) initiate an investigation of Actions, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain audio processing ICs and other products containing these audio processing ICs. In the Company’s complaint, as amended, the Company asked the ITC to investigate whether certain Actions products infringe one or more of the claims of certain U.S. patents (the “Asserted Patents”) owned by the Company. On April 18, 2005, the ITC instituted an investigation into Actions’ actions based on the Company’s allegations. On September 15, 2006, after a hearing on the merits, rulings by an administrative law judge, and reviews of those rulings by the ITC, the ITC issued a Limited Exclusion Order in favor of SigmaTel (the “Order”). The Order precluded the importation into the U.S. of MP3 players containing certain chips manufactured by Actions which contain 2 GB of flash memory or less.

After the ITC issued the Order, Actions requested that the U.S. Customs and Border Protection arm of the U.S. Government (“CBP”) examine a redesigned Actions system on chip, or SoC, IC in order to determine whether this redesigned IC falls within the scope of the ITC’s Order. On November 22, 2006, Actions requested that the U.S. Patent and Trademark Office (“USPTO”) reexamine the Asserted Patents in light of certain prior art references which Actions believes render the Asserted Patents. On January 4, 2007, Actions filed a Notice of Appeal with the U.S. Court of Appeals for the Federal Circuit (“CAFC”) stating its intention to appeal the Order.

On September 13, 2006, Actions filed several related patent infringement lawsuits against the Company and its subsidiaries in the Shenzhen Intermediate People’s Court. In the complaint, Actions asserted that SigmaTel’s 3500 family of SoCs infringes a Chinese audio signal processing patent (the “Actions Asserted Patent”) owned by Actions. Actions sought to halt the infringement of its patent in China by prohibiting the design, manufacture, sale, and use of the infringing ICs as well as devices containing the allegedly infringing ICs, and payment of damages in the amount of approximately US$12.5 million. Actions also asked the court and other relevant authorities to grant and execute a series of injunctions and/or border detention orders, enforced by China customs, prohibiting the importation and exportation of the infringing products and MP3 players and devices that contain the infringing products. On March 28, 2007, SigmaTel accepted service of the complaint through its Chinese attorneys.

On December 12, 2006, the Company filed an invalidation petition with SIPO (a.k.a. the Chinese Patent Office) to invalidate the Actions Asserted Patent in the PRC.

On June 20, 2007, the Company and Actions agreed to settle all claims between the parties related to these matters. Pursuant to the settlement agreement, the Company and Actions entered into a general release of all liabilities, a cross-license agreement with respect to all patents owned by the Company and Actions, including the disputed patents, and an agreement to dismiss all litigation and other legal proceedings pending against each other.

12. Stockholders’ Equity

Common and Preferred Stock

The Company is authorized to issue 170,000,000 shares of $0.0001 par value common stock and 30,000,000 shares of $0.01 par value Preferred Stock. The board of directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Net Loss, Cost Reductions and Refocus. We incurred a net loss of $29.8 million for the six months ended June 30, 2007, and we will likely incur net losses in the future. We have faced a number of challenges that have affected our operating results during the past two years, including extreme competition in the portable multimedia SoC market, continuing erosion of average selling prices of our portable multimedia SoCs, delays in delivering new product features to existing and new customers, and price volatility and shortages of other components used to build our customers’ devices. Although we have taken and plan to take additional steps to address these challenges and to improve our results of operations, we cannot provide assurance that we will return to profitability on a quarterly or annual basis.

Effective January 1, 2007, Ronald P. Edgerton resigned from his positions as our President, Chief Executive Officer, Chairman, and as a member of our board of directors. Mr. Edgerton had held these positions since March 2001. Phillip E. Pompa, formerly our Senior Vice President of Portable Systems Group, has been appointed as our President and Chief Executive Officer. In January 2007, we announced that we are refocusing our business on our three core markets: portable multimedia players; printers; and, digital televisions. We also announced that we are immediately taking steps to reduce our operating costs through cost control measures and reductions in force. As we implement these cost reductions, we will remain focused on retaining our key technical talent and preserving the integrity of our core product offerings. As part of this plan, we have terminated future efforts with respect to the digital video camera, USB and infrared peripheral products, our Bluetooth development, and certain consumer audio codec markets. We expect these cost cutting measures to be completed in the third quarter of 2007. These changes have placed, and any future organizational changes will continue to place, a significant strain on our management, personnel, systems and resources. If we are unable to manage our organizational changes effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan or respond to competitive pressures.

New Product Introduction and Acceptance. In June 2007, we introduced our STMP37XX family of portable multimedia SoCs, our newest SoC for flash-based and hard disk-based digital multimedia players. We introduced our STMP36XX family of portable multimedia SoCs, our previous generation SoC for flash-based and hard disk-based digital multimedia players, in October 2005. Due to delays in the introduction of our STMP36XX SoC, our historical revenues have continued to be primarily comprised of sales of our STMP35XX family of portable multimedia SoCs, which were introduced in the fourth quarter of 2003. Despite continued sales of the STMP35XX SoCs, as those products have matured, their average selling prices have declined, which is typical for the semiconductor industry. In order to offset these declining average selling prices, we intend to increase sales of our STMP37XX and STMP36XX portable multimedia SoCs as a percentage of our overall product mix, and reduce our reliance on the STMP35XX family of portable multimedia SoCs. Our future success depends on our ability to market and sell our STMP37XX and STMP36XX portable multimedia SoCs, and to develop other new products, including new families of portable multimedia SoCs, in a timely and cost-effective manner. We cannot be assured that we will be able to develop and introduce, or that potential customers will be able to implement, new or enhanced products in a timely and cost-effective manner or that our new products will generate significant revenues.

Competition; Average Selling Prices. We face competition from a relatively large number of competitors in each of our target markets. The consumer electronics market, which is a principal end market for our ICs, has historically been subject to intense price competition. Within the portable multimedia player market, the competition is greatest in the low end of the market, where low cost Asian suppliers are much more likely to achieve product design wins with customers who are primarily focused on the cost of their portable multimedia players. As a result of this competition and erosion of average selling prices, we continue to experience substantial period-to-period fluctuations in operating results. In the past, we have reduced the average selling price of our products in anticipation of or in response to competitive pricing pressures and new product introductions by us or our competitors. Due to our delay in introducing the 36XX family of portable multimedia SoCs in 2005, and our resulting extended reliance on our 35XX family of portable multimedia SoCs as our primary source of revenue, our revenues have been particularly vulnerable to downward pressures on the average selling prices of our portable multimedia SoCs. We were in turn forced to focus more on the low end of the portable multimedia player market, which is intensely competitive due to low cost Asian suppliers. We believe that as our product lines continue to mature and competitive markets evolve, we are likely to experience further decline in the average selling prices of our products, although we cannot predict the timing and amount of such future changes with any certainty. If we are unable to offset any such reductions in our average selling prices by timely introducing new products and product enhancements, refocusing on the mid and high level portable multimedia player market, increasing our sales volumes and reducing our costs, our gross profits and revenues will suffer.

Recent Pressures and Operation Changes. As a result of acquisitions, the opening of international locations and through hiring, both domestically and internationally, our operations expanded significantly during 2004, 2005, and into 2006. This expansion of our business and operations placed a significant strain on our management, personnel, systems and resources, and significantly increased our operating expenses. In 2005, we began to face a number of challenges that have negatively affected our operating results, including extreme competition in the portable multimedia SoC market, continuing erosion of average selling prices of our portable multimedia SoCs, delays in delivering new product features to existing and new customers, and price volatility and shortages of other components used to build our customers’ devices. As a result of these challenges and their effects on our operating results, beginning in the fourth quarter of 2006, we implemented a number of organizational changes aimed at reducing costs and improving our operating results including reductions in force, focusing on core product lines and other cost cutting measures. If we are unable to manage these changes effectively, or if the measures we have implemented are insufficient, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan, regain profitability or respond to competitive pressures. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance.

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

Significant Customers. A few customers account for a substantial portion of our sales. The following table sets forth our customers that represented 10% or more of our revenues for the periods indicated:

	Three Months Ending June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Creative Technology Ltd	14.5%	18.2%	14.2%	15.9%
Samsung Electronics Taiwan Co., Ltd	12.7%	*	15.0%	*
Jess Technology Company Ltd	10.7%	*	12.4%	*
ASUSTEK Computer, Inc	*	12.7%	*	12.5%
Holy Stone Enterprise Co., Ltd	*	*	*	10.6%

*	Less than 10%

We expect that our largest customers will continue to account for a substantial portion of our sales for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenues have varied and will likely continue to vary from period to period.

Overseas Revenues. The percentage of our revenues from customers located outside the United States was 93.0% and 99.1% for the three months ended June 30, 2007 and 2006, respectively, and 93.6% and 99.4% for the six months ended June 30, 2007 and 2006, respectively. Most of the products that use our ICs are manufactured outside of the United States. As a result, we believe that a substantial majority of our revenues will continue to come from customers located outside of the United States. All of our revenues to date have been denominated in United States dollars.

The percentages of our revenues by country are set forth in the following table:

	Three Months Ending June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
China/Hong Kong	51.8%	28.8%	49.2%	24.7%
Taiwan	23.7	43.1	26.3	47.2
Singapore	15.6	18.5	15.9	16.7
United States	7.0	0.9	6.4	0.6
Other	1.9	8.7	2.2	10.8

Total sales	100.0%	100.0%	100.0%	100.0%

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

Sale of the PC Audio Product Line. During the third quarter of 2006, we completed the sale of our PC audio codec product line to Integrated Device Technology Inc. (“IDT”) for total consideration of $81.5 million. Of the purchase price, $7.2 million was deposited into an escrow account upon closing for purposes of settling indemnification claims for the one-year period following the closing. As of June 30, 2007 the balance of the escrow account is $7.5 million and is reported as restricted cash on the Condensed Consolidated Balance Sheet.

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

Research and Development. Research and development expense consists primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, including stock compensation, contractor fees, expenses for development testing and evaluation, mask costs, occupancy costs and depreciation of research and development equipment. All research and development costs are expensed as incurred. We believe that continued investment in research and development is critical to meeting the changing requirements of our customers and to our overall long-term success. We expect, however, that research and development expenses should decrease in absolute dollars as we continue to implement our cost reduction measures and due to natural attrition, while continuing to invest in research and development activities to develop new products to be competitive in the future, although such expenses as a percentage of revenues may fluctuate.

Selling, General and Administrative. Selling, general and administrative expense consists primarily of salaries and related costs, including stock compensation, occupancy costs, and sales commissions to independent sales representatives, amortization of acquired intangible assets and related overhead costs for sales, marketing and administrative personnel, legal and accounting services, as well as marketing activities. We expect, however, that selling, general and administrative expenses should decrease in absolute dollars as we continue to implement our cost reduction measures and due to natural attrition, and other spending in this area, while continuing to support our future operations. While we expect to continue to incur litigation expenses in the future as we protect and defend our intellectual property and technology, we do not believe those expenses will be as significant as they have been in the past.

Income Tax Expense. We accrue federal, state, and foreign income taxes at the applicable statutory rates adjusted for certain items including non-deductible expenses, including stock based compensation, tax credits, interest income from tax advantaged investments, as well as changes in our deferred tax asset valuation allowance.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ending June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.0	56.8	63.2	56.2

Gross Profit	38.0	43.2	36.8	43.8

Operating expenses:
Research and development	56.2	52.6	67.5	58.9
Selling, general and administrative	26.9	28.9	34.4	34.7
Loss on disposition of assets	—	—	1.1	—

Total operating expenses	83.1	81.5	102.9	93.6

Operating loss	(45.2)	(38.3)	(66.2)	(49.8)

Other income (expense):
Interest income, net	3.4	1.0	3.9	1.5
Foreign exchange loss	(0.2)	(0.1)	(0.3)	(0.1)

Total other income	3.2	0.9	3.6	1.4

Loss before income taxes	(42.0)	(37.5)	(62.6)	(48.4)
Income tax benefit	(4.1)	(44.1)	(6.1)	(20.0)

Net (loss) income	(37.9)%	6.7%	(56.5)%	(28.4)%

Comparison of Three Months Ended June 30, 2007 to Three Months Ended June 30, 2006

Revenues. Revenues for the three months ended June 30, 2007, were $30.7 million compared to $43.8 million for the three months ended June 30, 2006, a decrease of 29.8%. This decrease was primarily due to a 26.7% decrease in the sale of our portable multimedia SoCs, due to reduced quantities shipped, and decreased average selling prices, and a 66.4% decrease in audio codec revenue due to our sale of the PC audio codec product line to IDT on July 31, 2006. Therefore, we had no revenue from the PC audio product line for the three months ended June 30, 2007. Revenue from our TV audio codecs increased to 9.4% of total revenue in the three months ended June 30, 2007. Revenues from the sale of our portable multimedia SoCs accounted for approximately 72.9% of total revenue for the three months ended June 30, 2007, while our multi function printer (“MFP”) revenue comprised approximately 16.9% of total revenue for the period.

Portable Multimedia SoCs. The decrease of 26.7% in revenues from the sale of our portable multimedia SoCs was primarily due to reduced quantities shipped and decreased average selling prices. We expect the trend of declining average selling prices for existing portable multimedia SoCs products to continue as these products mature further and as the market becomes more competitive, which may have a negative impact on our future revenues if we cannot sell newer products with enhanced features at relatively higher prices into the more favorable mid and high range of the market. The 36XX and 37XX families of products are now selling in production quantities and we expect these products to continue to increase as a part of our SoC revenue mix in future quarters.

Revenues from Multi Function Printer ICs. Revenues from the sale of our multi function printer ICs totaled approximately $5.2 million and $4.3 million, respectively, for the three months ended June 30, 2007 and 2006, respectively. The increase was due to shipments resulting from design wins with a new key customer.

Audio Codecs and Other Products. The decrease in revenues from the sale of our audio codecs was due to the reduction in shipments to customers in the personal computer market as a result of the sale of our PC audio codec product line to IDT on July 31, 2006. Therefore, we had no revenue from the PC audio product line for the three months ended June 30, 2007. Revenues from the PC Audio product line totaled $6.8 million for the three months ended June 30, 2006. Revenues from other products, such as our TV audio products, increased due to a design win with a large customer. Revenues from our TV audio products were $2.9 million for the three months ended June 30, 2007.

Revenues from Significant Customers. Sales to Creative Technology decreased to 14.5% of total revenues during the three months ended June 30, 2007, from approximately 18.2% of total revenues during the three months ended June 30, 2006, due to an increase in revenue from other customers as a percentage of total revenues. Sales to Samsung increased to approximately 12.7% of total revenues during the three months ended June 30 2007, from less than 10% of total revenues, during the three months ended June 30, 2006, due to the adoption of our TV audio product. Sales to Jess Technology, a distributor based in China, increased to 10.7% of total revenues during the three months ended June 30, 2007, from less than 10% of total revenues, during the three months ended June 30, 2006, due to increased sales to the distributor’s end customers across multiple product lines. Revenues from ASUSTEK decreased to less than 10% of total revenues during the three months ended June 30, 2007, from 12.7% of total revenue during the three months ended June 30, 2006, due to the discontinuation of a product line using our portable audio SoC by one of ASUSTEK’s customers.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 38.0% for the three months ended June 30, 2007, compared with 43.2% for the three months ended June 30, 2006. The decrease in gross margin was primarily due to pressures on average selling prices from competition on our portable multimedia SoCs that target the value and mid-tier segments of the overall portable multimedia player market.

Research and Development. Research and development expenses decreased in total dollars to $17.3 million, or 56.2% of revenues, for the three months ended June 30, 2007, from $23.1 million, or 52.6% of revenues, for the three months ended June 30, 2006. This dollar decrease of $5.8 million was primarily due to the decrease in headcount resulting from the reductions in force and natural attrition, the sale of our PC Audio product line and the associated transition of employees in the third quarter of 2006, and other cost-cutting measures recently implemented.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $8.3 million, or 26.9% of revenue, for the three months ended June 30, 2007, as compared to $12.6 million, or 28.9% of revenues, for the three months ended June 30, 2006. This dollar decrease of $4.3 million was primarily due to the decrease in headcount resulting from the reductions in force and natural attrition, the sale of our PC Audio product line in the third quarter of 2006, decreased litigation expense and cost-cutting measures recently implemented.

Stock Based Compensation

We recognized $1.9 million in the three months ended June 30, 2007 for stock based compensation, compared to $2.6 million for the three months ended June 30, 2006. For three months ended June 30, 2007, this expense includes $1.7 million for stock options, $0.1 million for RSUs, and $0.1 million for the ESPP. For three months ended June 30, 2006, this expense includes $2.3 million for stock options, $0.1 million for RSUs and $0.2 million for the ESPP. The table below presents the costs recorded related to stock based compensation for the three months ended June 30, 2007 and 2006, respectively (amounts shown are in thousands):

	Three Months Ended June 30,
	2007	2006
Research and development	$1,441	$1,709
Sales, general and administrative	483	863

Total stock-based compensation	$1,924	$2,572

Interest Income. Interest income increased to $1.0 million for the three months ended June 30, 2007, from $0.4 million for the three months ended June 30, 2006. This was due to an increase in our average cash balances, restricted cash and average investments in short-term marketable securities as of June 30, 2007, and from a shift in investment strategy that concentrates our investments in taxable securities as a result of our current estimated tax position for the fiscal year 2007.

Income Tax Benefit. We recognized an income tax benefit of $1.3 million for the three months ended June 30, 2007, which represents a decrease from the income tax benefit of $19.3 million we recognized for the three months ended June 30, 2006. This decrease was primarily due to a change in the estimate of our effective tax rate and the benefits recognized due to changing our international tax strategy. At June 30, 2007, our effective tax rate estimate for the year ended December 31, 2007, was 10%. This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, non-deductible charges related to stock based compensation, research and development credits and expected changes in the valuation allowance recorded against our deferred tax assets. At June 30, 2006, our effective tax rate estimate for the year ended December 31, 2006 was 32%. This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, non-deductible charges related to stock based compensation, and one time benefits related to unwinding our intellectual property (“IP”) or IP migration strategy.

During the three months ended June 30, 2006, we changed our international tax strategy. As a result, we made a voluntary tax election that changed the tax status of our Cayman subsidiary by causing a deemed liquidation of the subsidiary for U.S. federal income tax purposes. This resulted in a one time benefit of $9.3 million that was recognized in the three months ended June 30, 2006.

Comparison of Six Months Ended June 30, 2007 to Six Months Ended June 30, 2006

Revenues. Revenues for the six months ended June 30, 2007, were $52.8 million compared to $76.8 million for the six months ended June 30, 2006, a decrease of 31.3%. This decrease was primarily due to a 26.2% decrease from the sale of our portable multimedia SoCs, due to decreased average selling prices and a 69.6% decrease in revenues from the sale of our audio codecs, due to the sale of our PC audio codec business in July 2006, therefore we had no revenue from PC Audio product line in the six months ended June 30, 2007. Revenue from our TV audio codecs increased to 8.8% of total revenue in the six months ended June 30, 2007. Revenues from the sale of our portable multimedia SoCs accounted for approximately 72.9% of total revenue for the six months ended June 30, 2007, while MFP revenue comprised approximately 17.3% of total revenue for the period.

Portable Multimedia SoCs. The decrease of 26.2% in revenues from the sale of our portable multimedia SoCs was primarily due to reduced quantities shipped and decreased average selling prices. We expect the trend of declining average selling prices for existing portable multimedia SoCs products to continue as these products mature further and as the market becomes more competitive, which may have a negative impact on our future revenues if we cannot sell newer products with enhanced features at relatively higher prices into the more favorable mid and high range of the market. The 36XX and 37XX families of products are now selling in production quantities and we expect these products to continue to increase as a part of our SoC revenue mix in future quarters.

Revenues from Multi Function Printer ICs. Revenues from the sale of our multi function printer ICs totaled approximately $9.1 million and $8.8 million, respectively, for the six months ended June 30, 2007 and 2006, respectively. The increase was due to shipments resulting from design wins with a new key customer.

Audio Codecs and Other Products. The decrease in revenues from the sale of our audio codecs was due to the reduction in shipments to customers in the personal computer market as a result of the sale of our PC audio codec product line to IDT on July 31, 2006. Therefore, we had no revenue from the PC audio product line for the six months ended June 30, 2007. Revenues from the PC Audio product line totaled $15.4 million for the six months ended June 30, 2006. Revenues from other products, such as our TV audio products, increased due to a design win with a large customer. Revenues from our TV audio products were $4.7 million for the six months ended June 30, 2007.

Revenues from Significant Customers. Sales to Samsung increased to approximately 15.0% of total revenues during the six months ended June 30 2007, from less than 10% of total revenues, during the six months ended June 30, 2006, due to the adoption of our TV audio product, as well as to a decrease in the revenue of other customers as a percentage of total revenues. Sales to Creative Technology decreased to 14.2% of total revenues during the six months ended June 30, 2007, from approximately 15.9% of total revenues during the six months ended June 30, 2006, due to an increase in the revenue of other customers as a percentage of total revenues. Sales to Jess Technology, a distributor based in China, increased to 12.4% of total revenues during the six months ended June 30, 2007, from less than 10% of total revenues, during the six months ended June 30, 2006, due to the addition of Jess Technology as a new distributor and the resulting increased sales to the distributor’s end customers across multiple product lines. Revenues from ASUSTEK decreased to less than 10% of total revenues during the six months ended June 30, 2007, from 12.5% of total revenue during the six months ended June 30, 2006, due to the discontinuation of a product line using our portable audio SoC by one of ASUSTEK’s customers. Revenues from Holystone decreased to less than 10% of total revenues during the six months ended June 30, 2007, from 10.6% of total revenue during the six months ended June 30, 2006, due to the termination of our distributor agreement with them.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 36.8% for the six months ended June 30, 2007, compared with 43.8% for the six months ended June 30, 2006. The decrease in gross margin was primarily due to average selling price pressures from competition on our portable multimedia SoCs that target the value and mid-tier segments of the overall portable multimedia player market.

Research and Development. Research and development expenses decreased in total dollars to $35.6 million, or 67.5% of revenues, for the six months ended June 30, 2007, from $45.3 million, or 58.9% of revenues, for the six months ended June 30, 2006. This dollar decrease of $9.7 million was primarily due to the decrease in headcount resulting from the reductions in force and natural attrition, the sale of our PC Audio product line and the associated transition of employees in the third quarter of 2006, and other cost-cutting measures recently implemented.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $18.1 million, or 34.4% of revenue, for the six months ended June 30, 2007 as compared to $26.6 million, or 34.7% of revenues, for the six months ended June 30, 2006. This dollar decrease of $8.5 million was primarily due to the decrease in headcount resulting from the reductions in force and natural attrition, the sale of our PC Audio product line and the associated transition of employees in the third quarter of 2006, decreased litigation expense and cost-cutting measures recently implemented.

Stock Based Compensation. We recognized $3.8 million in the six months ended June 30, 2007 for stock based compensation, compared to $5.1 million for the six months ended June 30, 2006. For the six months ending June 30, 2007, this expense includes $3.2 million for stock options, $0.3 million for RSUs, and $0.3 million for the ESPP. For the six months ended June 30, 2006, this expense includes $4.5 million for stock options, $0.1 million for RSUs, and $0.5 million for the ESPP. The table below presents the costs recorded related to stock based compensation for the six months ended June 30, 2007 and 2006, respectively (amounts shown are in thousands):

	Six Months Ended June 30,
	2007	2006
Research and development	$2,763	$3,371
Sales, general and administrative	1,027	1,693

Total stock-based compensation	$3,790	$5,064

Interest Income. Interest income increased to $2.0 million for the six months ended June 30, 2007, from $1.2 million for the six months ended June 30, 2006. This was due to an increase in our average cash balances, restricted cash and average investments in short-term marketable securities from as of June 30, 2007, and from a shift in investment strategy that concentrates our investments in taxable securities as a result of our current estimated tax position for the fiscal year 2007.

Income Tax Benefit. We recognized an income tax benefit of $3.2 million for the six months ended June 30, 2007, which represents a decrease from the income tax benefit of $15.3 million we recognized for the six months ended June 30, 2006. This decrease was primarily due to a change in the estimate of our effective tax rate and the benefits recognized due to changing our international tax strategy. At June 30, 2007, our effective tax rate estimate for the year ended December 31, 2007, was 10%. This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, non-deductible charges related to stock based compensation, research and development credits and expected changes in the valuation allowance recorded against our deferred tax assets. At June 30, 2006, our effective tax rate estimate for the year ended December 31, 2006 was 32%. This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, non-deductible charges related to stock based compensation, and one time benefits related to unwinding our IP migration strategy.

During the three months ended June 30, 2006, we changed our international tax strategy. As a result, we made a voluntary tax election that changed the tax status of our Cayman subsidiary by causing a deemed liquidation of the subsidiary for U.S. federal income tax purposes. This resulted in a one time benefit of $9.3 million that was recognized in the three months ended June 30, 2006.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments. The following table presents working capital, cash and cash equivalents and short-term investments (in thousands):

	June 30, 2007	December 31, 2006	Increase (Decrease)
Working capital	$82,727	$108,569	$(25,842)
Cash and cash equivalents(1)	31,569	30,686	883
Short-term investments(1)	42,800	62,800	(20,000)

(1)	Included in working capital.

Our working capital as of June 30, 2007, represents a decrease from our working capital as of December 31, 2006 primarily due to the $16.6 million of cash used in our operations and the $2.8 million used for equipment and intangible asset purchases in the six months ended June 30, 2007.

We have historically financed our operations primarily through cash from our financing activities and our operating activities. In recent periods, however, we have financed our operations through the sale of short term investments and through the sale of our PC audio product line in the third quarter of 2006. Our principal source of liquidity as of June 30, 2007, consisted of $82.1 million in cash, cash equivalents, restricted cash, and short-term investments. As of June 30, 2007, our short-term investments consisted of state and municipal debt securities, primarily auction-rate preferred notes.

Operating Activities. Net cash used in operating activities was $16.6 million during the six months ended June 30, 2007, compared to $43.9 million for the six months ended June 30, 2006. Operating cash flows during the six months ended June 30, 2007 reflect our net loss of $29.8 million, depreciation and amortization expense of $5.7 million, stock-based compensation expense of $3.8 million, a lease abandonment charge of $0.6 million, a loss on disposal of assets of $0.6 million, $0.1 million of other non-cash related expenses, and a net decrease from the changes in assets and liabilities of $2.5 million. Our accounts receivable increased $3.2 million during the six months ended June 30, 2007, due to increases in revenues and the timing of customer payments, compared to a decrease of $22.5 million, during the six months ended June 30, 2006. Our accounts payable decreased $1.2 million during the six months ended June 30, 2007, primarily due to decreased inventory purchases, compared to a decrease of $21.0 million, during the six months ended June 30, 2006. Our inventories decreased $7.9 million during the six months ended June 30, 2007, due to improved inventory management and decreased inventory purchases, compared to an increase of $18.4 million during the six months ended June 30, 2006.

The increase in deferred revenue and other liabilities of approximately $2.7 million during the six months ended June 30, 2007, includes a $2.2 million increase in deferred revenue and a $0.5 million increase in deferred rent and other liabilities. The increase in deferred revenue is primarily due to distributors building inventories for the peak seasonal demand. Income taxes payable and receivable net, changed by $4.5 million and $3.4 million for the six months ended June 30, 2007 and 2006, respectively.

Investing Activities. Our investing activities provided cash of $17.0 million and $26.1 million during the six months ended June 30, 2007 and 2006, respectively. Investing activities during the six months ended June 30, 2007 primarily represented net proceeds from short-term investments.

The fair value of our investments in marketable securities at June 30, 2007, was $42.8 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify the marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in short-term securities, with at least an investment grade rating, to minimize interest rate and credit risk as well as to provide for an immediate source of funds.

Capital expenditures were $2.8 million and $6.1 million during the six months ended June 30, 2007 and 2006, respectively. These expenditures during the six months ended June 30, 2007, were incurred primarily for the purchase of engineering tools, computer equipment, software, and intangible assets.

Financing Activities. Our financing activities provided $0.5 million and used $28.5 million of cash during the six months ended June 30, 2007 and 2006, respectively. On January 24, 2006, our board of directors authorized a share repurchase plan for up to $30.0 million of our common stock, pursuant to which we purchased approximately 2.6 million shares for $30.0 million. We received $0.6 million and $1.3 million in proceeds from the exercise of employee stock options and our ESPP during the six months ended June 30, 2007 and 2006, respectively. These proceeds were invested in short-term, investment grade, interest bearing instruments, pending their use to fund working capital, acquisitions and capital expenditures as required.

Capital Requirements. Although we expect to reduce our operating expenses in future periods from current levels, we anticipate that operating expenses, changes in working capital, and capital expenditures will continue to constitute a material use of our cash resources.

Based on current business conditions and our current operating and financial plans, we believe our existing cash, restricted cash and short-term investments balances, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. If we are unable to obtain additional financing, if needed, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results. We may enter into strategic arrangements in the future which also could require us to seek additional equity or debt financing. There can be no assurances that we can reduce our net losses and negative cash flow in the foreseeable future. Also, there can be no assurances that we can raise capital as needed to fund our operations on an ongoing basis.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible accounts receivable, inventories, investments, intangible assets, goodwill, stock-based compensation, income taxes, financing operations, warranty obligations and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making the judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions and conditions. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

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

Stock-Based Compensation. We account for stock-based compensation under the fair value provisions of SFAS 123R. We adopted SFAS 123R effective January 1, 2006, utilizing the modified-prospective method allowed under the standard. Under the modified prospective method, stock compensation cost recognized for the six months ended June 30, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted or modified on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results of prior periods have not been restated (see Note 4 of Notes to Condensed Consolidated Financial Statements).

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

Impairment of Long-Lived Assets. We evaluate long-lived assets held and used by us for impairment annually or whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, we compare the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made.

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

As a multinational corporation, we are subject to taxation in numerous jurisdictions. The determination of the provision for income taxes requires SigmaTel to take positions on certain issues where there is uncertainty in the application of the tax law. We account for uncertain tax positions under FIN 48, Accounting for Income Tax Uncertainties, which requires that the benefit from uncertain positions be recognized only when it is more likely than not that the position will be sustained upon examination, based solely on its technical merits.

Recent Accounting Pronouncements

In June 2006, the FASB ratified EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences (“Issue 06-2”). Issue 06-2 provides guidelines under which sabbatical leave or other similar benefits provided to an employee are considered to accumulate, as defined in Statement 43. If such benefits are deemed to accumulate, then the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. We adopted Issue 06-2 effective January 1, 2007 by recording the cumulative effect of the change in accounting principal to accumulated deficit (see Note 11 of Notes to Condensed Consolidated Financial Statements).

In June 2006, the FASB issued Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. We have adopted FIN 48 effective January 1, 2007. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption were accounted for as a cumulative-effect adjustment recorded to accumulated deficit (see Note 10 of Notes to Condensed Consolidated Financial Statements).

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to accumulated deficit as of the date of initial adoption. We are currently evaluating the impact, if any, of SFAS 159 on our financial position and results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing the income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on the market value of our investments. As of June 30, 2007, all of our investments were in money market accounts or investment grade securities.

Foreign Currency Risk

We are exposed to foreign currency fluctuations. Sales and inventory purchases made by us and our subsidiaries are denominated in U.S. dollars. A small percentage of our international purchase transactions are in currencies other than the U.S. dollar. Any currency risk related to these transactions is deemed to be immaterial to us as a whole.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting.

We have instituted changes in our internal control over financial reporting to remediate the material weakness related to our income tax provision reported in our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007. As of December 31, 2006 and March 31, 2007, we did not maintain effective controls over the completeness and accuracy of the income tax provision and related income taxes payable and deferred income tax accounts. Specifically, we did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related income taxes payable and deferred income tax accounts.

To remediate the material weakness, we implemented new processes around the analysis of the income tax provision, primarily related to tax reserves. We also implemented additional procedures around the identification, analysis and recording of the tax effects of significant transactions. And we have added an additional outside expert to review the provision and key issues.

In April 2007, we implemented a global enterprise resource planning (“ERP”) system to help us improve our planning and management processes. The migration of certain legacy systems to the new ERP system required us to make significant changes to our internal control over financial reporting. We believe we have taken the necessary steps to monitor and maintain appropriate internal control during this implementation.

Other than the changes discussed above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Many participants in the semiconductor industry have a significant number of patents and have frequently demonstrated a willingness to commence litigation based on allegations of patent and other intellectual property infringement. From time to time, we have received, and expect to continue to receive, notices of claims of infringement, misappropriation or misuse of other parties’ proprietary rights. Some of these claims have led to litigation. We cannot assure you that we will prevail in these actions, or that other actions alleging infringement by us of third-party patents, misappropriation or misuse by us of third-party trade secrets, or invalidity of our patents will not be asserted or prosecuted against us, or that any assertions of infringement, misappropriation or misuse or prosecutions seeking to establish the invalidity of our patents will not materially and adversely affect our business, financial condition and results of operations. As of June 30, 2007 we were party to the following legal proceedings:

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

On March 14, 2005, we filed a complaint requesting that the U.S. International Trade Commission (the “ITC”) initiate an investigation of Actions, for violation of Section 337 of the Tariff Act of 1930, in the importation, sale for importation and sale in the U.S. after importation of certain audio processing ICs and other products containing these audio processing ICs. In our complaint, as amended, we asked the ITC to investigate whether certain Actions products infringe one or more of the claims of certain U.S. patents (the “Asserted Patents”) owned by us. On April 18, 2005, the ITC instituted an investigation into Actions’ actions based on our allegations. On September 15, 2006, after a hearing on the merits, rulings by an administrative law judge, and reviews of those rulings by the ITC, the ITC issued a Limited Exclusion Order in our favor (the “Order”). The Order precluded the importation into the U.S. of MP3 players containing certain chips manufactured by Actions which contain 2 GB of flash memory or less.

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

On June 20, 2007, SigmaTel and Actions agreed to settle all claims between the parties related to these matters. Pursuant to the settlement agreement, SigmaTel and Actions entered into a general release of all liabilities, a cross-license agreement with respect to all patents owned by SigmaTel and Actions, including the disputed patents, and an agreement to dismiss all litigation and other legal proceedings pending against each other.

Actions Semiconductor v. SigmaTel

On September 13, 2006, Actions filed several related patent infringement lawsuits against us and our subsidiaries in the Shenzhen Intermediate People’s Court. In the complaint, Actions asserted that our 35XX family of SoCs infringes a Chinese audio signal processing patent (the “Actions Asserted Patent”) owned by Actions. Actions sought to halt the infringement of its patent in China by prohibiting the design, manufacture, sale, and use of the infringing ICs as well as devices containing the allegedly infringing ICs, and payment of damages in the amount of approximately US$12.5 million. Actions also asked the court and other relevant authorities to grant and execute a series of injunctions and/or border detention orders, enforced by China customs, prohibiting the importation and exportation of the infringing products and MP3 players and devices that contain the infringing products.

On December 12, 2006, we filed an invalidation petition with SIPO (a.k.a. the Chinese Patent Office) to invalidate the Actions Asserted Patent in the PRC.

On June 20, 2007, SigmaTel and Actions agreed to settle all claims between the parties related to these matters. Pursuant to the settlement agreement, SigmaTel and Actions entered into a general release of all liabilities, a cross-license agreement with respect to all patents owned by SigmaTel and Actions, including the disputed patents, and an agreement to dismiss all litigation and other legal proceedings pending against each other.

Item 1A. Risk Factors.

The below description of our risk factors includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

We do not expect to return to our historic growth rate in the future. We have incurred net losses in prior periods, and we will likely incur losses in the future. If we cannot return to sustained profitability and positive cash flows from our operations, our liquidity and ability to operate our business effectively could be adversely affected.

We have faced a number of challenges that have affected our operating results, including extreme competition in the portable multimedia SoCs market, continuing erosion of average selling prices of our portable multimedia SoCs, delays in delivering new product features to existing and new customers, and price volatility and shortages of other components used to build our customer’s devices. We have incurred net losses in the past and we will likely continue to incur net losses in the future. We recognized a net loss of $29.8 million for the six months ended June 30, 2007 and a net loss of $109.0 million for the year ended December 31, 2006. Our operating activities used $16.6 million of cash in the six months ended June 30, 2007 and $49.9 million for the year ended December 31, 2006. Although we have taken and are continuing to take steps to address these challenges and to improve our cash flows and results of operations, we cannot provide assurance that we will return to profitability or positive cash flows on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance. If we continue to experience negative cash flow from operations over a prolonged period of time, or if we suffer unexpected cash outflows, our liquidity and ability to operate our business effectively could be adversely affected. Our ability to become profitable again and to maintain profitability depends on the rate of growth of our target markets, the continued market acceptance of our customers’ products, the competitive position of our products, and our ability to develop new products.

The average selling prices of our products have in the past and could continue to decrease rapidly which may negatively impact our revenues and gross profits.

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

The recent changes in our organization, including management resignations, recent acquisitions and dispositions, attrition, reductions in force, and cost cutting measures, have placed a significant strain on our management, personnel, systems and resources, and the continued success of our business depends on our ability to successfully manage these changes.

Our organization has changed rapidly and further organizational changes may be required to address our strategic objectives. Our organization has changed through acquisitions and dispositions, opening international locations and through increasing and reducing headcount. We announced the resignation of our former Chief Executive and Chief Financial Officers in January 2007 and December 2006, respectively. We also eliminated approximately 150 positions globally since the second quarter of 2006, and will be implementing additional cost cutting measures through the third quarter of 2007. In January 2007, we announced the refocus of our business on our core product markets of portable multimedia players, printers and digital televisions, and our departure from the digital video camera, USB and infrared peripheral, and certain consumer audio codec markets. These changes have placed, and any future changes will continue to place, a significant strain on our management, personnel, systems and resources. If we are unable to manage these organizational changes effectively, including effectively implementing cost cutting measures, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan or respond to competitive pressures. We cannot assure you that we will be able to achieve planned cost cutting measures in a timely manner or at all, or that our cost cutting measures, as planned, will be effective. If cost cutting measures are not effectively implemented, we may experience unanticipated effects from these measures causing harm to our business and customer relationships. In April 2007, we implemented a global enterprise resource planning (ERP) system to help us improve our planning and management processes. We have experienced, and may continue to experience challenges in implementing the new ERP system and other related systems that could adversely affect our business by disrupting our ability to timely and accurately process and report key components of our financial position, affecting our ability to complete the evaluation of our internal control over financial reporting and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 or disrupting our ability to process certain transactions necessary for our operations.

We depend on a few key customers for a substantial majority of our sales and the loss of, or a significant reduction in orders from, any of them would likely significantly reduce our revenues.

For the six months ended June 30, 2007, sales to our top five customers accounted for approximately 54.3% of our revenues. For the year ended December 31, 2006, sales to our top five customers accounted for approximately 49.4% of our revenues. Our operating results in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our ICs. Our revenues would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers who place large orders, would harm our financial performance. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

•	We do not have material long-term purchase contracts with our customers;

•

Substantially all of our sales to date have been made on a purchase order basis, which permits our customers to cancel, change or delay product purchase commitments with little or no notice to us and without penalty;

•	Some of our customers may have efforts underway to actively diversify their vendor base which could reduce purchases of our ICs; and

•	Some of our customers have developed or acquired products that compete directly with products these customers purchase from us, which could affect our customers’ purchasing decisions in the future.

While we have been a significant supplier of ICs used in many of our customers’ products, our customers regularly evaluate alternative sources of supply in order to diversify their supplier base, which increases their negotiating leverage with us and protects their ability to secure these components. We believe that any expansion of our customers’ supplier bases could have an adverse effect on the prices we are able to charge and volume of product that we are able to sell to our customers, which would negatively affect our revenues and operating results.

We depend on our executive officers and other key personnel to manage our business effectively, and if we are unable to retain our current personnel and hire additional personnel, our ability to develop and successfully market our products could be harmed.

We rely heavily on the services of our key employees, including our senior management. Our analog designers and other key technical personnel represent a significant asset and serve as an important source of our technological and product innovations. We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel, on developing their successors and certain internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles when necessary. Any of our current employees may terminate their employment with us at any time. The competition for such personnel is intense in our industry. In particular, there is a shortage of engineers who are familiar with the intricacies of the design and manufacturability of analog elements. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our current or anticipated needs. The loss of any of our key employees or our inability to attract or retain qualified personnel, including engineers, could delay the development and introduction of our products, or otherwise harm our ability to carry out our business strategy and compete with other companies.

Failure to manage our distribution relationships could impede our future revenues.

Sales to a small number of distributors generate a significant amount of our revenues. Our sales through distributors accounted for 34.8% of our revenues for the six months ended June 30, 2007. Our sales through distributors accounted for 35.9% of our revenues for the year ended December 31, 2006. If our distributors were to materially reduce their purchases from us, our business, financial condition and results of operations would suffer. Our business will depend on our ability to maintain our relationships with distributors, and develop additional channels for the distribution and sale of our products and effectively manage these relationships. Our distributors decide whether to include our products among those that they sell and may carry and sell product lines that are competitive with ours. Because our distributors are not required to make a specified minimum level of purchases from us, we cannot be sure that they will prioritize selling our products. As we continue to depend on our indirect sales capabilities, we will need to manage the potential conflicts that may arise within our direct sales force. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. This often requires a significant amount of sales management’s time and system resources to manage properly. We also rely on our distributors to accurately and timely report to us their sales of our products and to provide certain engineering support services to customers. Our inability to obtain accurate and timely reports and to successfully manage these relationships would adversely affect our business and financial results, and could impact the effectiveness of our internal controls.

Our business is highly dependent on the consumer electronics market, which is characterized by short product life cycles, fluctuations in demand and seasonality, and is subject to risks related to product transitions and supply of other components.

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

Because many of our ICs are designed for use in consumer electronic products, such as portable multimedia players, printers, and digital televisions, we expect our business to be subject to seasonality, with increased revenue in the third and fourth quarters of each year, when customers place orders to meet year-end holiday demand, and lower revenue in the first and second quarters of each year. However, our revenues have historically been volatile, which makes it difficult for us to assess the impact of seasonal factors on our business. If we or our customers are unable to ramp up production of new or existing products to meet any increases in demand due to seasonality or other factors, our revenues from such products would be adversely affected.

Because of the lengthy sales cycles for our products and the fixed nature of a significant portion of our expenses, we may incur substantial expenses before we earn associated revenues and may not ultimately achieve our forecasted sales for our products.

Our sales cycles can take up to 18 months to complete and volume production of products that use our ICs can take an additional three to six months to be achieved, if at all. Sales cycles for our products are lengthy for a number of reasons, including the following:

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

We derive a substantial portion of our revenues from our portable multimedia SoCs, the selling prices of which tend to decline over time, and if we are unable to develop and introduce successful new products in a timely and cost-effective manner or to achieve market acceptance of our new products, our operating results and competitive position could be harmed.

Sales of our portable multimedia SoCs accounted for 72.9% of our revenues for the six months ended June 30, 2007, and for 75.3% or our revenues for the year ended December 31, 2006. Our future success depends on our ability to develop successful new products in a timely and cost-effective manner, and to convince customers to select these products for design into their own new products. Our products are generally incorporated into our customers’ products at the design stage. We often incur significant expenditures on the development of a new product without any assurance that a potential customer will select our product for design into its own product. Once a potential customer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. Even if a potential customer designs one of our products into its product offering, we have no assurances that its product will be commercially successful or that we will receive any revenue from sales of that product. Sales of our products largely depend on the commercial success of our customers’ products. Our customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own products are not commercially successful or for any other reason.

We are required to continually evaluate expenditures for planned product developments and choose among alternatives based upon our expectations of future market trends. From time to time we have experienced delays in completing the development and introduction of new products. We cannot assure you that we will be able to develop and introduce new or enhanced products in a timely and cost-effective manner or that our products will generate significant revenues. The development of our ICs is highly complex, and successful product development and market acceptance of our products depend on a number of factors, including the following:

•	our accurate prediction of the changing requirements of our customers and evolving industry standards;

•	our timely completion and introduction of new designs;

•	our ability to successfully develop and implement the software necessary to integrate our products into our customers’ products;

•	our ability to license any desired third party technology or intellectual property rights;

•	the ability to transition customers from one generation of our products to the next;

•	the availability of third-party manufacturing, assembly, and test capacity;

•	the ability of our foundries to achieve high manufacturing yields for our products;

•	our ability to transition to smaller manufacturing process geometries to achieve lower cost and higher levels of design integration;

•	the quality, price, performance, power efficiency and size of our products and those of our competitors;

•	our management of our indirect sales channels;

•	the availability, quality, price and performance of competing products and technologies;

•	our customer service capabilities and responsiveness; and

•	the success of our relationships with existing and potential customers.

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

We do not have our own wafer fab manufacturing facilities. Therefore, we rely on third-party contractors to manufacture, assemble, and test our ICs. We currently do not have long-term supply contracts with any of our third-party vendors. None of our third-party vendors are obligated to perform services or supply products to us for any specific period, or in any specific quantities, except as may be provided in a particular purchase order. There are significant risks associated with our reliance on these third-party contractors, including:

•	potential price increases;

•	potential insolvency of the third-party contractors;

•	capacity shortages;

•	their inability to increase production and achieve acceptable yields on a timely basis;

•	their inability to supply or support new or changing packaging technologies;

•	reduced control over delivery schedules and product quality;

•	increased exposure to potential misappropriation of our intellectual property;

•	limited warranties on wafers or products supplied to us;

•	shortages of materials that foundries use to manufacture our products;

•	failure to qualify a selected supplier;

•	labor shortages or labor strikes; and

•	actions taken by our third-party contractors that breach our agreements.

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

The third-party contractors that manufacture, assemble and test our products, and many of our customers and end customers, are concentrated in the same geographic region, which increases the risk that a natural disaster, epidemic, labor strike, war or political unrest could disrupt our operations or sales.

All of the principal foundries that manufacture our products and all of the principal subcontractors that assemble, package, and test our products are located in Malaysia, Singapore, China or Taiwan. Many of our customers are also located in these areas. The risk of an earthquake in these Pacific Rim locations is significant due to the proximity of major earthquake fault lines in the area. We are not currently covered by insurance against business disruption caused by earthquakes as such insurance is not currently available on terms that we believe are commercially reasonable. Earthquakes, fire, flooding, lack of water or other natural disasters, an epidemic, political unrest, war, labor strikes or work stoppages in countries where our semiconductor manufacturers, assemblers and test subcontractors are located, likely would result in the disruption of our foundry, assembly or test capacity. Any disruption resulting from earthquakes, other natural disasters or other events that would disrupt or impair our foundries’ or subcontractors’ production and assembly capacity could cause significant delays in the production or shipment of our products until we are able to shift our manufacturing, assembling, packaging or production testing from the affected contractor to another third-party vendor. While we have some foundry capacity in the U.S., we may not be able to increase our foundry capacity in the U.S., or obtain other alternate foundry capacity on favorable terms, if at all. In addition, a natural disaster, epidemic, labor strike, war or political unrest where our customers’ facilities are located would likely reduce our sales to such customers.

We have and continue to experience significant period-to-period quarterly and annual fluctuations in our revenues and operating results, which has and continues to result in volatility in our stock price.

We have in the past and may in the future experience significant period-to-period fluctuations in our revenues and operating results due to a number of factors, including the following and other risks identified throughout this “Risk Factors” section:

•	the timing and volume of purchase orders and cancellations from our customers;

•	the rate of acceptance of our products by our customers;

•	discontinuation of the use of our products by our customers;

•	the rate of growth of the market for analog-intensive, mixed-signal ICs;

•	fluctuation and seasonality in demand for our products;

•	technological innovations or new products by our competitors, customers or us;

•	the acquisition and disposition of product lines;

•	increases in prices charged by our foundries and other third-party subcontractors;

•	decreases in the overall average selling prices of our products;

•	increased competition in product lines, and competitive pricing pressures;

•	the availability of third-party foundry capacity;

•	the availability of components used in our customers’ products, such as flash memory or hard disk drives, which are key components in many portable multimedia players;

•	fluctuations in manufacturing yields;

•	the difficulty of forecasting and managing our inventory and production levels;

•	the rate at which new markets emerge for products we are currently developing or our ability to develop new products;

•	our involvement in litigation;

•	cost associated with acquisitions and dilution from the issuance of our stock in connection with acquisitions;

•	costs associated with severance and reductions in force and restructuring the business;

•	costs associated with subleasing or abandoning office space;

•	charges associated with impairments to intangible assets;

•	charges associated with new accounting regulations;

•	employee attrition and changes in senior management;

•	the timing of new product introductions or enhancements by us and our competitors;

•	changes in our product mix; and

•	the evolution of industry standards.

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

The markets in which we compete are intensely competitive and are characterized by rapid technological change, declining average unit selling prices and rapid product obsolescence. We expect competition to increase in the future from existing competitors and from other companies that may enter our existing or future markets with solutions which may be less costly or provide higher performance or more desirable features than our products. Competition typically occurs at the design stage, when customers evaluate alternative design approaches requiring integrated circuits. Because of short product life cycles, there are frequent design win competitions for next-generation systems.

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

Our products are complex and may require modifications to resolve undetected errors or failures in our hardware and software, which could lead to an increase in our costs, a loss of customers or a delay in market acceptance of our products. Product liability claims may be asserted against us for certain defects in our products and we may not have sufficient liability insurance.

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

To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other IC designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in 0.35 micron, 0.18 micron, 0.16 micron and 90 nanometer geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies and new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If we or any of our foundry subcontractors experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and adversely impact our operations. As smaller geometry processes become more prevalent, we expect to continue to integrate more functionality, as well as third party intellectual property, into our products; however, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, if at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our operating results, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

We have substantial international activities, which expose us to additional business risks including increased logistical complexity and political instability.

We have established international subsidiaries and opened offices in Hong Kong; Singapore; Seoul, South Korea; Tokyo, Japan; Cambridge, England; Taipei, Taiwan; and Shenzhen, China. The percentage of our revenues, from customers located outside of the U.S., was 93.6% for the six months ended June 30, 2007 and 97.5% for the year ended December 31, 2006. Our international sales and operations are subject to a number of risks, including:

•	increased complexity and costs of managing international sales and operations;

•	protectionist laws and business practices that favor local competition in some countries;

•	multiple, conflicting and changing laws, regulations and tax schemes;

•	difficulties in protecting our intellectual property;

•	difficulties in achieving headcount reductions;

•	restrictions on transfers of funds and other assets of our subsidiaries between jurisdictions;

•	disruption in air transportation between the United States and overseas facilities;

•	longer sales cycles;

•	public health concerns and natural disasters, such as earthquakes and tsunamis;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	foreign currency exchange rate fluctuations;

•	difficulties with financial reporting in foreign countries;

•	political and economic instability; and

•	difficulties and costs in staffing and managing international operations, as well as cultural differences.

Any conflict or uncertainty in the countries in which we operate, including public health or safety, natural disasters or general economic factors, could have a material adverse effect on our business. Any of the above risks, should they occur, could result in an increase in the cost of components, production delays, general business interruptions, delays from difficulties in obtaining export licenses for certain technology, tariffs and other barriers and restrictions, potentially longer payment cycles, potentially increased taxes, restrictions on the repatriation of funds and the burdens of complying with a variety of foreign laws, any of which could ultimately have a material adverse effect on us.

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

We may be unable to effectively protect our intellectual property in the U.S. or abroad, which would negatively affect our ability to compete.

We believe that the protection of our intellectual property rights will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and business partners, and control access to and distribution of our documentation and other proprietary information. Despite these efforts, unauthorized parties have infringed our intellectual property in the past, and may attempt to copy or otherwise obtain and use our intellectual property in the future. Monitoring unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent infringement of our intellectual property, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States. Many U.S. companies have encountered substantial infringement problems in foreign countries, including countries in which we sell products. We currently hold relatively few non-U.S. patents. We cannot be certain that patents will be issued as a result of our pending applications, nor can we be certain that any issued patents would protect or benefit us or give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable. We also cannot be certain that others will not copy our unpatented intellectual property or develop effective competing technologies on their own.

Significant litigation over intellectual property in our industry may cause us to become involved in costly and lengthy litigation, which could subject us to liability, require us to stop selling our products or force us to redesign our products.

In recent years, there has been significant litigation in the U.S. involving patents and other intellectual property rights in the semiconductor industry. In the past, we have found it necessary to engage in litigation to enforce and defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. For example, in January 2005, we filed a lawsuit against Actions Semiconductor and requested the U.S. International Trade Commission initiate an investigation against Actions Semiconductor’s products, seeking to halt Actions’ infringement of our intellectual property rights. As a result of that lawsuit, Actions sought to invalidate certain of our patents and also sued us for patent infringement in an unrelated case. We believe future litigation involving intellectual property could occur.

From time to time, we receive letters from various industry participants alleging one or more of our products infringe the participants’ patents or trade secrets. We typically respond when appropriate and as advised by legal counsel. Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Additionally, lawsuits arising in foreign countries where the intellectual property laws are not as developed as those in the U.S. create greater uncertainty in the outcome of the lawsuit and the potential damages that might be available to the asserting party than comparable lawsuits in the U.S. Any lawsuit, regardless of its success, would likely be time-consuming and expensive to resolve and would divert employee time and attention. Any intellectual property litigation also could force us to do one or more of the following:

•	stop selling products or using technology that contain the allegedly infringing intellectual property;

•	pay damages to the party claiming infringement;

•	attempt to obtain a license to the relevant intellectual property, which may not be available on reasonable terms or at all; and

•	attempt to redesign those products that contain the allegedly infringing intellectual property.

Although patent disputes in the semiconductor industry have often been settled through cross-licensing arrangements, we may not be able in any or every instance to settle an alleged patent infringement claim through a cross-licensing arrangement. We have a more limited patent portfolio than many of our competitors. If a successful claim is made against us or any of our customers and a license is not made available to us on commercially reasonable terms or we are required to pay substantial damages or awards, our business, financial condition and results of operations would be materially adversely affected.

Our products incorporate technology licensed from third parties

We incorporate technology (including software) licensed from third parties in our products. We could be subjected to claims of infringement regardless of our lack of involvement in the development of the licensed technology. Although a third party licensor is typically obligated to indemnify us if the licensed technology infringes on another party’s intellectual property rights, such indemnification is typically limited in amount and may be worthless if the licensor becomes insolvent. Furthermore, any failure of third party technology to perform properly would adversely affect sales of our products incorporating such technology.

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

We had a material weakness in our internal control over financial reporting as of December 31, 2006 and March 31, 2007 and cannot assure you that additional material weaknesses will not be identified in the future, or that our remediation efforts will be successful. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

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

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. The market price of our common stock may be significantly affected by the following factors:

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts or our failure to perform in line with such estimates;

•	changes in market valuations of other technology companies, particularly semiconductor companies;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	the loss of, or decrease in sales to, one or more key customers;

•	a large sale of stock by a significant stockholder;

•	dilution from the issuance of our stock in connection with acquisitions;

•	the addition or removal of our stock to or from a stock index fund;

•	departures of key personnel; and

•	the required expensing of stock options.

The stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

Any dispositions we make could harm our financial condition

In connection with the sale of our PC Audio Codec product line, we incurred various risks. This disposition and any disposition that we may make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

•	diversion of management’s time and attention from our core business;

•	difficulties separating the divested business;

•	risks to relations with customers who previously purchased products from our disposed product lines;

•	reduced leverage with suppliers due to reduced aggregate volume;

•	risks related to employee relations;

•	risks associated with the transfer and licensing of intellectual property;

•	security risks and other liabilities related to the transition services provided in connection with the disposition;

•	tax issues associated with dispositions; and

•	disposition-related disputes, including disputes over earn-outs and escrows.

Provisions in our charter documents and Delaware law could prevent or delay a change in control of SigmaTel.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These include provisions:

•

prohibiting a merger with a party that has acquired control of 15% or more of our outstanding common stock, such as a party that has completed a successful tender offer, until three years after that party acquired control of 15% of our outstanding common stock;

•	authorizing the issuance of up to 30,000,000 shares of “blank check” preferred stock;

•	eliminating stockholders’ rights to call a special meeting of stockholders; and

•	requiring advance notice of any stockholder nominations of candidates for election to our board of directors.

We are also subject to the anti-takeover laws of Delaware that may prevent, delay or impede a third party from acquiring or merging with us, which may adversely affect the market price of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes repurchases of our stock during the three months ended June 30, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet Be Purchased Under the Plans or Programs
4/1/07 – 4/30/07	6,924	$3.14	—	—
5/1/07 – 5/31/07	218	$3.40	—	—
6/1/07 – 6/30/07	241	$3.08	—	—

(1)	Consists entirely of shares of our common stock withheld by us to satisfy employee tax obligations upon vesting of RSUs granted under our 2003 Equity Incentive Plan.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders .

On May 15, 2007, we held our Annual Meeting of Stockholders. The matters voted upon at the meeting and the results of those votes were as follows:

Election of Class I Director

	Total Vote for Each Director	Total Vote Withheld From Each Director
William P. Osborne	26,430,831	991,582

In addition to the above Class I directors, the following directors terms of office as director extended beyond the date of the meeting: Class II director (Robert T. Derby), and Class III director (Alexander M. Davern), who will serve until the annual meetings of stockholders to be held in 2008 and 2009, respectively.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

See Exhibit Index.

SIGMATEL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATEL, INC.

Dated: August 9, 2007	By:	/s/ R. Scott Schaefer
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