Form 10-Q
period 2007-09-30
SIGMATEL INC
filed 2007-11-02
CIK 1043639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the issuer’s Common Stock, $0.0001 par value, was 36,026,509 as of October 31, 2007.

SIGMATEL, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

SIGMATEL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$27,134	$30,686
Restricted cash	184	7,354
Short-term investments	47,237	62,800
Accounts receivable, net	20,099	12,556
Inventories, net	17,502	20,794
Income tax receivable	2,486	3,365
Prepaid expenses and other assets	2,735	5,591

Total current assets	117,377	143,146
Property, equipment and software, net	10,337	13,301
Intangible assets, net	15,023	15,370
Non-current income tax receivable	5,250	—
Other assets	1,193	1,574

Total assets	$149,180	$173,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,439	$16,338
Accrued compensation	6,551	8,712
Other accrued expenses	2,802	5,328
Deferred revenue	5,507	1,242
Income tax payable	3,025	2,728
Current portion of long-term obligations	345	229

Total current liabilities	38,669	34,577
Non-current income taxes payable	4,787	4,453
Other liabilities	2,189	809

Total liabilities	45,645	39,839

Commitments and contingencies (see Note 11)

Stockholders’ equity:
Common stock, $0.0001 par value; 170,000 shares authorized; shares issued and outstanding: 36,111 and 36,021 at September 30, 2007 and 35,603 and 35,513 at December 31, 2006, respectively	4	4
Additional paid-in capital	203,628	197,711
Notes receivable from stockholders	—	(5)
Treasury stock, 90 common shares at cost	(741)	(741)
Accumulated deficit	(99,679)	(63,687)
Accumulated other comprehensive income	323	270

Total stockholders’ equity	103,535	133,552

Total liabilities and stockholders’ equity	$149,180	$173,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGMATEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues, net	$41,178	$45,008	$93,931	$121,841
Cost of goods sold	23,545	27,801	56,894	70,983

Gross profit	17,633	17,207	37,037	50,858

Operating expenses:
Research and development	16,363	23,416	51,966	68,670
Selling, general and administrative	6,519	11,294	24,628	37,925
Loss (gain) on asset disposition	—	(45,673)	594	(45,673)

Total operating expenses (income)	22,882	(10,963)	77,188	60,922

Operating (loss) income	(5,249)	28,170	(40,151)	(10,064)

Interest income, net	1,048	914	3,084	2,118
Foreign exchange (loss) benefit	56	(67)	(77)	(171)

Total other income	1,104	847	3,007	1,947

(Loss) income before income taxes	(4,145)	29,017	(37,144)	(8,117)

Income tax (benefit) expense	(127)	17,507	(3,361)	2,172

Net (loss) income	$(4,018)	$11,510	$(33,783)	$(10,289)

BASIC NET (LOSS) INCOME PER SHARE	$(0.11)	$0.33	$(0.94)	$(0.29)

DILUTED NET (LOSS) INCOME PER SHARE	$(0.11)	$0.32	$(0.94)	$(0.29)

WEIGHTED AVERAGE SHARES USED TO COMPUTE:
Basic net (loss) income per share	35,845	35,043	35,864	35,245
Diluted net (loss) income per share	35,845	35,608	35,864	35,245

The accompanying notes are an integral part of these condensed consolidated financial statements.

SIGMATEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(33,783)	$(10,289)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,556	10,806
Stock-based compensation expense	5,279	6,947
Sabbatical leave benefit	(120)	—
Lease abandonment charges	577	—
Excess tax benefit from employee stock plans	—	(916)
Other non-cash expense	68	184
Loss (gain) on asset disposition	594	(45,673)
Changes in assets and liabilities:
Accounts receivable, net	(7,543)	20,346
Inventories, net	3,292	(12,294)
Prepaid expenses and other assets	2,859	279
Other non-current assets	545	—
Deferred tax assets & liabilities	(167)	(4,464)
Accounts payable	3,059	(20,736)
Accrued expenses	(4,687)	(354)
Current portion of long-term obligations	(255)	—
Income taxes receivable and payable	(4,855)	9,546
Deferred revenue	4,266	(4,248)
Other liabilities	444	—

Net cash used in operating activities	(21,871)	(50,866)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	122,269	37,174
Purchases of short-term investments	(106,695)	(44,043)
Purchases of property, equipment, software and intangible assets	(5,325)	(9,013)
Proceeds from the sale of fixed assets	82	70,639
Decreases (increases) of restricted cash	7,170	(7,229)

Net cash provided by investing activities	17,501	47,528

Cash flows from financing activities:
Payments on capital lease obligations	(194)	(28)
Common stock repurchases	—	(29,999)
Excess tax benefit from employee stock plans	—	916
Proceeds from issuance of common stock, net of issuance costs	1,014	2,315

Net cash provided by (used in) financing activities	820	(26,796)

Effect of exchange rate changes on cash and cash equivalents	(2)	71
Net decrease in cash and cash equivalents	(3,552)	(30,063)
Cash and cash equivalents, beginning of period	30,686	65,712

Cash and cash equivalents, end of period	$27,134	$35,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of SigmaTel, Inc. and its wholly-owned subsidiaries (the “Company”). All material intercompany balances and transactions have been eliminated. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The statements have been prepared in accordance with GAAP applicable to interim financial statements. Accordingly, they do not include all of the information and notes required for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair and comparable statement of the Company’s financial position, results of operations and cash flows for the periods presented have been included and are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or any other period.

2. Significant Accounting Policies

For a description of what the Company believes to be the critical accounting policies that affect its more significant judgments and estimates used in the preparation of its financial statements, refer to its most recent Form 10-K filed with the SEC.

Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period. Diluted net (loss) income per share is computed giving effect to all potential dilutive common stock, including options, restricted stock units, and common stock subject to repurchase. Such outstanding common stock options and restricted stock units have been excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2006 and 2007, as the effect of their exercise would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net (loss) income	$(4,018)	$11,510	$(33,783)	$(10,289)
Denominator:
Weighted-average common stock outstanding	35,845	35,212	35,864	35,478
Less: weighted-average shares subject to repurchase	—	(25)	—	(26)
Less: shares held in escrow	—	(144)	—	(207)

Weighted-average shares used in computing basic net (loss) income per share	35,845	35,043	35,864	35,245
Dilutive potential common shares used in computing diluted net (loss) income per share	—	565	—	—

Total weighted-average number of shares used in computing diluted net (loss) income per share	35,845	35,608	35,864	35,245

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

The following weighted average outstanding options and restricted stock units were excluded from the computation of diluted net (loss) income per share as they had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Options to purchase common stock	4,752	4,456	4,954	5,333
Restricted stock units	390	191	427	226

	5,142	4,647	5,381	5,559

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

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

4. Stock-based Compensation

Stock-based compensation costs are based on the fair value calculated with the Black-Scholes option-pricing model on the date of grant for stock options and on the date of enrollment for the Company’s Employee Stock Purchase Plan (“ESPP”). Restricted Stock Unit (“RSU”) fair values equal quoted market price on the date of grant.

The fair values of stock awards are amortized as compensation expense on a straight-line basis over their requisite service period. Compensation expense recognized is shown in the operating activities section of the condensed consolidated statements of cash flows.

The Company recognized $1.5 million and $5.3 million in the three and nine months ended September 30, 2007 for stock based compensation. This expense includes $1.2 million for stock options, $0.2 million for RSUs, and $0.1 million for the ESPP in the three months ended September 30, 2007. The table below presents the costs recorded related to stock-based compensation for the three and nine months ended September 30, 2007 and 2006, respectively (amounts shown are in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Research and development	$1,041	$1,251	$3,804	$4,622
Sales, general and administrative	448	632	1,475	2,325

Total stock-based compensation	$1,489	$1,883	$5,279	$6,947

The Company determined the assumptions in the Black-Scholes model for calculating fair value of stock-based compensation costs as follows: expected volatility is a combination of the Company’s historical and implied volatility; the risk-free rate is based on the U.S. Treasury yield curve in effect at the time of valuation; and a dividend yield is not used since the Company has never paid cash dividends and does not currently intend to pay cash dividends. The Company has historically calculated the expected term using the “simplified method”, as prescribed in Staff Accounting Bulletin No. 107, Share-Based Payment. The Company used the “simplified method” for the first two fiscal quarters of 2007. Beginning in the third quarter of 2007, the Company began using historical exercise activity and other factors to determine the expected term. The Company periodically reviews these assumptions and modifies them as necessary.

Stock Options

The fair value of common stock options granted during the three and nine months ended September 30, 2007 and 2006, were estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	—	—	—	—
Expected life	4.5 years	4.5 years	4.5 years	4.5 years
Expected volatility	64%	69%	64%	60 – 69%
Risk-free rate	4.2%	4.9%	4.2 – 4.7%	4.6 – 5.0%

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

ESPP

The grant date fair value of the employees purchase rights under the ESPP was calculated using the Black-Scholes model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	—	—	—	—
Expected life	6 months	6 months	6 months	6 months
Expected volatility	64%	60%	64 – 66%	60 – 67%
Risk-free rate	5.1%	5.0%	4.7 – 5.1%	4.4 – 5.0%

A summary of the Company’s stock compensation activity with respect to the nine months ended September 30, 2007, follows (share amounts in thousands):

Stock Options Under the 1995 and 2003 Plans	Shares	Weighted Average Exercise Price
Outstanding at December 31, 2006	5,112	$15.60
Granted	1,432	3.55
Exercised	(121)	1.36
Cancelled or expired	(1,659)	17.11

Outstanding at September 30, 2007	4,764	$11.83

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	278	$7.30
Granted	259	3.55
Vested	(40)	8.34
Cancelled or expired	(98)	5.92

Nonvested at September 30, 2007	399	$5.10

During the nine month ended September 30, 2007, 40,223 RSUs vested. The Company had $8.2 million of total unrecognized compensation cost related to stock options and RSUs at September 30, 2007, that is expected to be recognized over a weighted-average period of 1.3 years. There was no stock compensation cost capitalized into assets as of September 30, 2007.

For the nine months ended September 30, 2007 and 2006, approximately $1.0 million and $2.3 million, respectively, were received for the exercise of stock options and purchase of shares under the ESPP.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

5. Comprehensive (loss) income

The components of comprehensive (loss) income are comprised of net (loss) income, foreign currency translation adjustments and unrealized gains and losses on securities. Comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net (loss) income	$(4,018)	$11,510	$(33,783)	$(10,289)
Foreign currency translation adjustments, net of tax	(30)	55	52	206
Unrealized (loss) gain on securities	(1)	1	1	20

Total comprehensive (loss) income	$(4,049)	$11,566	$(33,730)	$(10,063)

6. Restricted Cash and Short-term Investments

Short-term investments at September 30, 2007 and December 31, 2006, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $47.2 million and $62.8 million, respectively. The fair values of these instruments are based on market interest rates and other market information available to management as of each balance sheet date.

Short-term investments consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Available-for-sale securities:
Auction-rate preferred notes	$46,000	$59,500
Variable-rate demand notes	—	3,300
Corporate notes	498	—
Commercial paper	739	—

Total investments	47,237	62,800
Less: unrealized (gain) loss	—	—

Total short-term investments	$47,237	$62,800

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at fair value. As of September 30, 2007, $1.2 million of liquid investments mature in more than three months, but less than one year, and $46.0 million of liquid investments mature beyond five years, but have interest rate maturities of less than thirty-five days.

7. Inventories

Inventories, net of reserves, consist of the following (in thousands):

	September 30, 2007	December 31, 2006
Work in process	$7,152	$5,567
Finished goods	10,350	15,227

Total inventories, net	$17,502	$20,794

At September 30, 2007 and December 31, 2006, the Company’s reserve for slow-moving and obsolete inventory was approximately $2.7 million and $3.4 million, respectively. The Company monitors and analyzes its inventory for obsolescence, adjusts this reserve accordingly, and as a part of this analysis, the Company decreased the reserve by approximately $1.9 million for inventory that was scrapped or sold, and increased the reserve by $1.2 million for slow moving inventory, resulting in a net decrease of $0.7 million during the nine months ended September 30, 2007.

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

8. Intangible Assets

Intangible assets consist of the following (in thousands):

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:

Developed product technology	8,212	(2,851)	5,361	8,212	(1,825)	6,387

Trademarks and trade names	500	(200)	300	500	(125)	375

Patents	4,440	(1,140)	3,300	3,703	(689)	3,014

Licenses to manufacture and other	12,244	(6,182)	6,062	9,870	(4,276)	5,594

	$25,396	$(10,373)	$15,023	$22,285	$(6,915)	$15,370

Intangible asset amortization expense for the three months ended September 30, 2007 and 2006 was $1.2 million and $1.8 million, respectively, and $3.5 million and $5.5 million for the nine months ended September 30, 2007 and 2006, respectively.

The remaining estimated annual amortization expense for intangibles is as follows (in thousands):

Amount
For the remaining period ending December 31, 2007	$1,158
For the year ending December 31, 2008	4,394
For the year ending December 31, 2009	3,633
For the year ending December 31, 2010	3,211
For the year ending December 31, 2011 and beyond	2,627

Total remaining estimated amortization expense	$15,023

The Company is amortizing intangible assets on a straight-line basis over their estimated useful lives. The weighted average useful life is generally 6 years for developed product technology, 5 years for trademarks and trade names, 7 years for patents, and 2 to 5 years for licenses to manufacture.

9. Lease Abandonment and Disposition of Assets

In March 2007, the Company abandoned approximately 25,000 square feet of its office space in Austin, Texas. The total charge incurred in connection with the lease abandonment was approximately $1.2 million, which includes approximately $0.6 million for leased facilities net of estimated sub-lease rental income, and approximately $0.6 million for leasehold improvements and furniture. These amounts were recorded in the first quarter of 2007 and are reflected in the selling, general and administrative expense and loss on asset disposition in the condensed consolidated statements of operations. The related obligations are reserved in the condensed consolidated balance sheet as a short-term liability of approximately $0.2 million and a long-term liability of approximately $0.2 million. The leasehold improvements and furniture and fixtures had a carrying value of approximately $0.7 million. The Company does not expect any future expenses related to this event.

During the third quarter of 2006, the Company completed the sale of its PC audio codec product line to Integrated Device Technology, Inc. (“IDT”), for total consideration of $81.5 million and recorded a pre-tax gain of $45.6 million that is included in the gain on disposition of assets in the condensed consolidated statements of operations. The consideration consisted of $72.0 million in cash, $5.0 million in accounts receivable retained by the Company, and $4.5 million in accounts payable assumed by IDT. In connection with the sale, the Company and IDT

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

entered into several ancillary agreements, including a transition services agreement designed to ensure a smooth transition of the PC audio codec product line to IDT, and an intellectual property license agreement pursuant to which IDT received rights to certain intellectual property being retained by SigmaTel related to the PC audio codec product line. The disposal of these assets did not meet the criteria established for recognition as discontinued operations under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

10. Income Taxes

The Company’s effective tax rate was 3.0% and 60.3% for the three months ended September 30, 2007 and 2006, respectively, and 9.0% and (26.8)% for the nine months ended September 30, 2007 and 2006, respectively. The provision for income taxes has been calculated based on the Company’s estimate of its effective tax rate for the full fiscal year. At September 30, 2007, the Company’s effective tax rate estimate for the year ended December 31, 2007 was 9.0%. This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, non-deductible charges related to stock-based compensation, research and development credits and changes in the valuation allowance recorded against the Company’s deferred tax assets. At September 30, 2006, the Company’s effective tax rate estimate for the year ended December 31, 2006 was 5.5%. This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, non-deductible charges related to stock based compensation, one time benefits related to a change in the Company’s international tax strategy, and the effect of the allocation of non-deductible goodwill to the gain on the IDT transaction. The gain on the IDT transaction resulted in tax expense of $21.3 million, all of which was recorded as a discrete period expense in the third quarter of 2006 in accordance with provisions of SFAS No. 109, Accounting for Income Taxes.

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

The Company recognized certain tax benefits related to equity compensation in the amount of zero and $0.2 million during the three months ended September 30, 2007 and 2006. Tax benefits of zero and $0.5 million were recognized during the nine months ended September 30, 2007, and 2006, respectively. These benefits were recorded as a reduction of income taxes payable and an increase in additional paid-in capital.

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

The gross amount of unrecognized tax benefits as of the January 1, 2007 adoption date of FIN 48 was $8.8 million, of which $6.6 million was included in long term liabilities, $0.5 million was included in current liabilities, and $1.7 million is included in noncurrent deferred tax assets but is offset by valuation allowances. The gross unrecognized tax benefit was offset by a receivable of $1.6 million, which was classified as a long term receivable. As of September 30, 2007, the gross amount of unrecognized tax benefits was $8.1 million, of which $4.8 million is included in long term liabilities, $0.5 million is included in current liabilities, and $2.9 million is included in noncurrent deferred tax assets but is offset by valuation allowances. The gross unrecognized tax benefits are offset by a receivable of $2.4 million, which is classified as a long term receivable. The gross amount of unrecognized tax benefits includes interest and penalties.

If the unrecognized tax benefits were to be realized as of January 1, 2007, $5.6 million would impact the effective tax rate, the remainder would be offset by changes in the valuation allowance against the deferred tax assets. As of September 30, 2007, $2.8 million of unrecognized tax benefits would impact the effective tax rate. This decrease is primarily related to the expected impact of net operating loss carrybacks generated in the current period on taxes that would be payable.

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

Severance

During the first quarter of 2007, the Company eliminated approximately 90 positions worldwide. A total charge of approximately $1.9 million incurred in connection with the employee severance related to these reductions in force was expensed as incurred during the first quarter of 2007. Of the aggregate severance expense, approximately $0.9 million was included in selling, general and administrative expense and approximately $1.0 million was included in research and development expense in the condensed consolidated statement of operations. The Company does not expect any future charges related to this reduction in force. The accrued severance associated with the Company’s former CEO will be paid over the next 18 months, ending March 27, 2009. As of September 30, 2007, $0.6 million of liabilities related to the severance of the Company’s former CEO were included in condensed consolidated balance sheet. As of September 30, 2007, all of the other liabilities related to the reduction in force were settled and paid.

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

Sigmatel, Inc.

Notes to Condensed Consolidated Financial Statements - continued

(unaudited)

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

Overview

General. We are a fabless semiconductor company that designs, develops, and markets proprietary, analog-intensive, mixed-signal integrated circuits, or ICs, for a variety of products in the consumer electronics markets, including digital media players, printers, and digital televisions. We made our first commercial shipments of portable multimedia systems on a chip, or SoCs, for the portable multimedia player market in 2001. During 2001, we made our first commercial shipments of audio codecs into the consumer electronics market for products such as DVD players and set top boxes, and for the digital television market in the third quarter of 2006. We made our first commercial shipments of multi-function printer ICs in the third quarter of 2005 as a result of our acquisition of Oasis Semiconductor, Inc. We plan to continue to diversify our product offerings by introducing new versions of existing products with additional functionality, and by introducing ICs for markets we do not currently serve, thereby expanding our total available market opportunity.

Net Loss, Cost Reductions and Refocus. We incurred a net loss of $33.8 million for the nine months ended September 30, 2007, and we will likely incur net losses in the future. We have faced a number of challenges that have adversely affected our operating results during the past two years, including extreme competition in the portable multimedia SoC market, continuing erosion of average selling prices of our portable multimedia SoCs, delays in delivering new product features to existing and new customers, and price volatility and shortages of other components used to build our customers’ devices. Although we have taken and plan to take additional steps to address these challenges and to improve our results of operations, we cannot provide assurance that we will return to profitability on a quarterly or annual basis.

Effective January 1, 2007, Ronald P. Edgerton resigned from his positions as our President, Chief Executive Officer, Chairman, and as a member of our board of directors. Mr. Edgerton had held these positions since March 2001. Phillip E. Pompa, formerly our Senior Vice President of Portable Systems Group, was appointed as our President and Chief Executive Officer upon Mr. Edgerton’s resignation. In January 2007, we announced the refocus of our business on our three core markets: portable multimedia players; printers; and, digital televisions. We also announced immediate steps to reduce our operating costs through cost control measures and reductions in force, to be implemented through the third quarter of 2007. These cost cutting measures were completed in the third quarter of 2007 as planned. As we implemented these cost reductions, we remained focused on retaining our key technical talent and preserving the integrity of our core product offerings. These changes have placed, and any future organizational changes will continue to place, a significant strain on our management, personnel, systems and resources. If we are unable to manage our organizational changes effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan or respond to competitive pressures.

New Product Introduction and Acceptance. In June 2007, we introduced our STMP37XX family of portable multimedia SoCs, our newest SoC for flash-based and hard disk-based digital multimedia players. We introduced our STMP36XX family of portable multimedia SoCs, our previous generation SoC for flash-based and hard disk-based digital multimedia players, in October 2005. Due to delays associated with our STMP36XX SoC, our historical revenues have continued to be primarily comprised of sales of our STMP35XX family of portable multimedia SoCs, which were introduced in the fourth quarter of 2003. Despite continued sales of the STMP35XX SoCs, as those products have matured, their average selling prices have declined, which is typical for the semiconductor industry. In order to offset these declining average selling prices, we intend to increase sales of our STMP37XX and STMP36XX portable multimedia SoCs as a percentage of our overall product mix, and reduce our reliance on the STMP35XX family of portable multimedia SoCs. Our future success depends on our ability to market and sell our STMP37XX and STMP36XX portable multimedia SoCs, and to develop other new products, including new families of portable multimedia SoCs, in a timely and cost-effective manner. We cannot assure you that we will be able to develop and introduce, or that potential customers will be able to implement, new or enhanced products in a timely and cost-effective manner or that our new products will generate significant revenues.

Competition; Average Selling Prices. We face intense competition from a relatively large number of competitors in each of our target markets. The consumer electronics market, which is a principal end market for our ICs, has historically been subject to intense price competition. Within the portable multimedia player market, the competition is greatest in the low end of the market, where low cost Asian suppliers are much more likely to achieve product design wins with customers who are primarily focused on the cost of their portable multimedia players. As a result of this competition and erosion of average selling prices, we continue to experience substantial period-to-period fluctuations in operating results. In the past, we have reduced the average selling price of our products in anticipation of or in response to competitive pricing pressures and new product introductions by us or our competitors. Due to delays associated with our 36XX family of portable multimedia SoCs in 2005, and our resulting extended reliance on our 35XX family of portable multimedia SoCs as our primary source of revenue, our revenues have been particularly vulnerable to downward pressures on the average selling prices of our portable multimedia SoCs. We were in turn forced to focus more on the low end of the portable multimedia player market, which is intensely competitive due to low cost Asian suppliers. We believe that as our product lines continue to mature and competitive markets evolve, we are likely to experience further decline in the average selling prices of our products, although we cannot predict the timing and amount of such future changes with any certainty. If we are unable to offset any such reductions in our average selling prices by timely introducing new products and product enhancements, refocusing on the mid and high level portable multimedia player market, increasing our sales volumes and reducing our costs, our gross profits and revenues will suffer.

Recent Pressures and Operation Changes. As a result of acquisitions, the opening of international locations and through hiring, both domestically and internationally, our operations expanded significantly from 2004 through early 2006. This expansion of our business and operations placed a significant strain on our management, personnel, systems and resources, and significantly increased our operating expenses. In 2005, we began to face a number of challenges that have negatively affected our operating results, including extreme competition in the portable multimedia SoC market, continuing erosion of average selling prices of our portable multimedia SoCs, delays in delivering new product features to existing and new customers, and price volatility and shortages of other components used to build our customers’ devices. As a result of these challenges and their effects on our operating results, beginning in the fourth quarter of 2006, we implemented a number of organizational changes aimed at reducing costs and improving our operating results including reductions in force, focusing on core product lines and other cost cutting measures. If we are unable to manage these changes effectively, or if the measures we have implemented are insufficient, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan, regain profitability or respond to competitive pressures. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance

Sales Channels. As a fabless semiconductor company, our business model is less capital intensive because we rely on third parties to manufacture, assemble, and test our ICs. We also utilize distributors to sell our products. Our sales through distributors result in lower gross margins. However, this decrease in gross margins from sales through distributors is partially offset by lower selling expenses than are associated with direct sales to end customers. In recent periods, we have begun engaging in more direct sales to customers, which generally result in higher gross margins than indirect sales, but also involve increased selling expenses. As our sales practices continue to evolve towards increased direct sales to end-customers, there will be continued fluctuations in our gross margins and operating margins.

Significant Customers. A few customers account for a substantial portion of our sales. The following table sets forth our customers that represented 10% or more of our revenues for the periods indicated:

	Three Months Ending September 30,		Nine Months Ending September 30,
	2007	2006	2007	2006
Creative Technology Ltd	22.3%	25.9%	17.8%	19.6%
A-Max Technology Co., Ltd.	15.3%	10.2%	*	*
Samsung Electronics Taiwan Co., Ltd	*	*	12.3%	*

*	Less than 10%

We expect that our largest customers will continue to account for a substantial portion of our sales for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenues have varied and will likely continue to vary from period to period.

Overseas Revenues. The percentage of our revenues from customers located outside the United States was 98.8% and 98.5% for the three months ended September 30, 2007 and 2006, respectively, and 95.9% and 99.0% for the nine months ended September 30, 2007 and 2006, respectively. Most of the products that use our ICs are manufactured outside of the United States. As a result, we believe that a substantial majority of our revenues will continue to come from customers located outside of the United States. All of our revenues to date have been denominated in United States dollars.

The percentages of our revenues by country are set forth in the following table:

	Three Months Ending September 30,		Nine Months Ending September 30,
	2007	2006	2007	2006
China/Hong Kong	57.1%	38.8%	52.6%	29.9%
Taiwan	16.2	27.5	21.9	39.9
Singapore	23.1	26.5	19.1	20.3
United States	1.2	1.5	4.1	1.0
Other	2.4	5.7	2.3	8.9

Total sales	100.0%	100.0%	100.0%	100.0%

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

Sale of the PC Audio Product Line. During the third quarter of 2006, we completed the sale of our PC audio codec product line to Integrated Device Technology Inc. (“IDT”) for total consideration of $81.5 million. See Note 9 to Notes to Condensed Consolidated Financial Statements for additional information.

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

Research and Development. Research and development expense consists primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, including stock compensation, contractor fees, expenses for development testing and evaluation, mask costs, occupancy costs and depreciation of research and development equipment. All research and development costs are expensed as incurred. We believe that continued investment in research and development is critical to meeting the changing requirements of our customers and to our overall long-term success. With the cost reduction measures that we announced in January 2007 now fully implemented, our research and development expenses may increase in absolute dollars as we continue to invest in research and development activities to develop new products to be competitive in the future; such expenses as a percentage of revenues may fluctuate.

Selling, General and Administrative. Selling, general and administrative expense consists primarily of salaries and related costs, including stock compensation, occupancy costs, sales commissions to independent sales representatives, amortization of acquired intangible assets, and related overhead costs for sales, marketing and administrative personnel, legal and accounting services, as well as marketing activities. With the cost reduction measures that we announced in January 2007 now fully implemented, we expect that selling, general and administrative expenses will remain at a similar level for the near future, although such expenses as a percentage of revenue may fluctuate. While we expect to continue to incur litigation expenses in the future as we protect and defend our intellectual property and technology, we do not believe those expenses will be as significant as they have been in the past.

Income Tax Expense. We accrue federal, state, and foreign income taxes at the applicable statutory rates adjusted for certain items including non-deductible expenses, including stock based compensation, tax credits, interest income from tax advantaged investments, as well as changes in our deferred tax asset valuation allowance.

Results of Operations

The following table sets forth our condensed consolidated statements of operations as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues, net	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	57.2	61.8	60.6	58.3

Gross Profit	42.8	38.2	39.4	41.7

Operating expenses:
Research and development	39.7	52.0	55.3	56.4
Selling, general and administrative	15.8	25.1	26.2	31.1
Loss (gain) on disposition of assets	—	(101.5)	0.6	(37.5)

Total operating expenses (income)	55.5	(24.4)	82.1	50.0

Operating loss (income)	(12.7)	62.6	(42.7)	(8.3)

Other income (expense):
Interest income, net	2.5	2.0	3.3	1.7
Foreign exchange gain (loss)	0.1	(0.1)	(0.1)	(0.1)

Total other income	2.6	1.9	3.2	1.6

(Loss) income before income taxes	(10.1)	64.5	(39.5)	(6.7)
Income tax (benefit) expense	(0.3)	38.9	(3.5)	1.8

Net (loss) income	(9.8)%	25.6%	(36.0)%	(8.4)%

Comparison of Three Months Ended September 30, 2007 to Three Months Ended September 30, 2006

Revenues, net. Revenues for the three months ended September 30, 2007, were $41.2 million compared to $45.0 million for the three months ended September 30, 2006, a decrease of 8.5%. This decrease was due to decreased sales of our portable multimedia SoCs and to the sale of our audio codec product line to IDT in the third quarter of 2006, as well as decreased average selling prices. Revenues from the sale of our portable multimedia SoCs accounted for approximately 75.6% of total revenue for the three months ended September 30, 2007, while our multi function printer ICs (“MFP”) revenue comprised approximately 16.3% of total revenue for the period.

Portable Multimedia SoCs. Revenues from the sale of our portable multimedia SoCs decreased 14.6% due to decreased average selling prices. We expect the trend of declining average selling prices for existing portable multimedia SoCs products to continue as these products mature further and as the market becomes more competitive, which may have a negative impact on our future revenues if we cannot sell newer products with enhanced features at relatively higher prices into the more favorable mid and high range segments of the market. We expect our 36XX and 37XX families of products to continue to increase as a part of our SoC revenue mix in future quarters.

Revenues from Multi Function Printer ICs. Revenues from the sale of our multi function printer ICs increased 93.2% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The increase was due to shipments resulting from design wins with a new key customer.

Audio Codecs and Other Products. Revenues from the sale of our audio codecs decreased by 14.3% for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, due to the reduction in shipments to customers in the personal computer market as a result of the sale of our PC audio codec product line to IDT on July 31, 2006. Therefore, we had no revenue from the PC audio product line for the three months ended September 30, 2007. Revenues from the PC Audio product line totaled $3.5 million for the three months ended September 30, 2006. Revenues from other products, such as our TV audio products, increased due to a design win with a large customer.

Revenues from Significant Customers. Sales to Creative Technology decreased to 22.3% of total revenues during the three months ended September 30, 2007, from 25.9% of total revenues during the three months ended September 30, 2006, due to an increase in revenue from other customers as a percentage of total revenues. Sales to A-Max increased to 15.3% of total revenues during the three months ended September 30, 2007, from 10.2%, during the three months ended September 30, 2006 due to a design win with a new key customer in the consumer electronics market segment.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 42.8% for the three months ended September 30, 2007, compared with 38.2% for the three months ended September 30, 2006. The increase in gross margin was primarily due to reduced unit costs for inventory sold.

Research and Development. Research and development expenses decreased in total dollars to $16.3 million, or 39.7% of revenues, for the three months ended September 30, 2007, from $23.4 million, or 52.0% of revenues, for the three months ended September 30, 2006. This dollar decrease of $7.1 million was primarily due to the decrease in headcount resulting from the reductions in force and natural attrition, the sale of our PC Audio product line and the associated transition of employees in the third quarter of 2006, and other cost-cutting measures recently implemented.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $6.6 million, or 15.8% of revenue, for the three months ended September 30, 2007, compared to $11.3 million, or 25.1% of revenues, for the three months ended September 30, 2006. This dollar decrease of $4.7 million was primarily due to the decrease in headcount resulting from the reductions in force and natural attrition, the sale of our PC Audio product line in the third quarter of 2006, decreased litigation expense and cost-cutting measures recently implemented.

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

Stock Based Compensation

We recognized $1.5 million in the three months ended September 30, 2007 for stock based compensation, compared to $1.9 million for the three months ended September 30, 2006. For three months ended September 30, 2007, this expense included $1.2 million for stock options, $0.2 million for RSUs, and $0.1 million for our ESPP. The table below presents the costs recorded in the respective line items in the statement of operations related to stock based compensation for the three months ended September 30, 2007 and 2006, (amounts shown are in thousands):

	Three months ended September 30,
	2007	2006
Research and development	$1,041	1,251
Sales, general and administrative	448	632

Total stock-based compensation	$1,489	1,883

Interest Income. Interest income increased to $1.1 million for the three months ended September 30, 2007, from $0.9 million for the three months ended September 30, 2006. This was due to an increase in available interest rates, and from a shift in investment strategy that concentrates our investments in taxable securities as a result of our current estimated tax position for the fiscal year 2007.

Income Tax Benefit. We recognized an income tax benefit of $0.1 million for the three months ended September 30, 2007, which represents a decrease from the income tax expense of $17.5 million we recognized for the three months ended September 30, 2006. This decrease was primarily due to a the taxable gain on the disposition of assets in the IDT transaction in the three months ended September 30, 2006, offset by the change in the estimate of our effective tax rate applied to our loss before income taxes. At September 30, 2007, our effective tax rate estimate for the year ended December 31, 2007, was 9.0%. This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, non-deductible charges related to stock based compensation, research and development credits and expected changes in the valuation allowance recorded against our deferred tax assets. At September 30, 2006, our effective tax rate estimate for the year ended December 31, 2006 was 5.5%. This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, non-deductible charges related to stock based compensation, one time benefits related to unwinding our intellectual property (“IP”) or IP migration strategy in the second quarter of 2006, and the effect of the allocation of non-deductible goodwill to the gain on the IDT transaction. The gain on the IDT transaction resulted in tax expense of $21.3 million, all of which was recorded as a discrete period expense in the third quarter of 2006 in accordance with provisions of SFAS No. 109, Accounting for Income Taxes.

Comparison of Nine Months Ended September 30, 2007 to Nine Months Ended September 30, 2006

Revenues, net. Revenues for the nine months ended September 30, 2007, were $93.9 million compared to $121.8 million for the nine months ended September 30, 2006, a decrease of 22.9%. This decrease was primarily due to the 59.0% decrease in sales of our audio codecs as a result of the sale of our PC audio product line in July 2006, therefore we had no revenue from PC Audio product line in the nine months ended September 30, 2007, and a 22.4% decrease from the sale of our portable multimedia SoCs due to decreased average selling prices. Revenues from our TV audio codecs increased to 8.2% of total revenue in the nine months ended September 30, 2007. Revenues from the sale of our portable multimedia SoCs accounted for approximately 74.1% of total revenue for the nine months ended September 30, 2007, while MFP revenue comprised approximately 16.9% of total revenue for the period.

Portable Multimedia SoCs. The decrease of 22.5% in revenues from the sale of our portable multimedia SoCs was primarily due to decreased average selling prices. We expect the trend of declining average selling prices for existing portable multimedia SoCs products to continue as these products mature further and as the market becomes more competitive, which may have a negative impact on our future revenues if we cannot sell newer products with enhanced features at relatively higher prices into the more favorable mid and high range segments of the market. We expect our 36XX and 37XX families of products to continue to increase as a part of our SoC revenue mix in future quarters.

Revenues from Multi Function Printer ICs. Revenues from the sale of our multi function printer ICs increased 29.0% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase was due to increased units shipped and design wins with a new key customer.

Audio Codecs and Other Products. The decrease in revenues from the sale of our audio codecs was due to the reduction in shipments to customers in the personal computer market as a result of the sale of our PC audio codec product line to IDT on July 31, 2006. Therefore, we had no revenue from the PC audio product line for the nine months ended September 30, 2007. Revenues from the PC Audio product line totaled $18.9 million for the nine months ended September 30, 2006. Revenues from our TV audio products increased due to a design win with a large customer.

Revenues from Significant Customers. Sales to Creative Technology decreased to 17.8% of total revenues during the nine months ended September 30, 2007, from approximately 19.6% of total revenues during the nine months ended September 30, 2006, due to an increase in the revenue of other customers as a percentage of total revenues. Sales to Samsung increased to approximately 12.3% of total revenues during the nine months ended September 30 2007, from less than 10% of total revenues, during the nine months ended September 30, 2006, due to the adoption of our TV audio product, as well as to a decrease in the revenue of other customers as a percentage of total revenues.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 39.4% for the nine months ended September 30, 2007, compared with 41.7% for the nine months ended September 30, 2006. The decrease in gross margin was primarily due to average selling price pressures from competition on our portable multimedia SoCs that target the value and mid-tier segments of the overall portable multimedia player market.

Research and Development. Research and development expenses decreased in total dollars to $51.9 million, or 55.3% of revenues, for the nine months ended September 30, 2007, from $68.7 million, or 56.4% of revenues, for the nine months ended September 30, 2006. This dollar decrease of $16.8 million was primarily due to the decrease in headcount resulting from the reductions in force and natural attrition, the sale of our PC Audio product line and the associated transition of employees in the third quarter of 2006, and other cost-cutting measures recently implemented.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $24.7 million, or 26.2% of revenue, for the nine months ended September 30, 2007 compared to $37.9 million, or 31.1% of revenues, for the nine months ended September 30, 2006. This dollar decrease of $13.2 million was primarily due to the decrease in headcount resulting from the reductions in force and natural attrition, the sale of our PC Audio product line in the third quarter of 2006, decreased litigation expense and cost-cutting measures recently implemented.

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

Stock Based Compensation. We recognized $5.3 million in the nine months ended September 30, 2007 for stock based compensation, compared to $6.9 million for the nine months ended September 30, 2006. For the nine months ending September 30, 2007, this expense included $4.5 million for stock options, $0.5 million for RSUs, and $0.3 million for our ESPP. The table below presents the costs recorded in the respective line items in the statement of operations related to stock based compensation for the nine months ended September 30, 2007 and 2006 (amounts shown are in thousands):

	Nine months ended September 30,
	2007	2006
Research and development	$3,804	$4,622
Sales, general and administrative	1,475	2,325

Total stock-based compensation	$5,279	$6,947

Interest Income. Interest income increased to $3.1 million for the nine months ended September 30, 2007, from $2.1 million for the nine months ended September 30, 2006. This was due to an increase in available interest rates, and from a shift in investment strategy that concentrates our investments in taxable securities as a result of our current estimated tax loss position for the fiscal year 2007.

Income Tax Benefit. We recognized an income tax benefit of $3.4 million for the nine months ended September 30, 2007, which represents a decrease from the income tax expense of $2.2 million we recognized for the nine months ended September 30, 2006. This decrease was primarily due to a change in the estimate of our effective tax rate, the taxable gain on the disposition of assets in the IDT transaction in the nine months ended September 30, 2006, offset by the benefits recognized due to changing our international tax strategy in the nine months ended September 30, 2006. At September 30, 2007, our effective tax rate estimate for the year ended December 31, 2007, was 9.0%. This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, non-deductible charges related to stock based compensation, research and development credits and expected changes in the valuation allowance recorded against our deferred tax assets. At September 30, 2006, our effective tax rate estimate for the year ended December 31, 2006 was 5.5%. This estimate differed from the statutory rate primarily due to the effect of different tax rates in foreign jurisdictions, non-deductible charges related to stock based compensation, one time benefits related to unwinding our IP migration strategy in the second quarter of 2006, and the effect of the allocation of non-deductible goodwill to the gain on the IDT transaction. The gain on the IDT transaction resulted in tax expense of $21.3 million, all of which was recorded as a discrete period expense in the third quarter of 2006 in accordance with provisions of SFAS No. 109, Accounting for Income Taxes.

During the nine months ended September 30, 2006, we changed our international tax strategy. As a result, we made a voluntary tax election that changed the tax status of our Cayman subsidiary by causing a deemed liquidation of the subsidiary for U.S. federal income tax purposes. This resulted in a one time benefit of $9.3 million that was recognized in the nine months ended September 30, 2006.

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents and Short-term Investments. The following table presents our working capital, cash and cash equivalents and short-term investments (in thousands):

	September 30, 2007	December 31, 2006	Increase (Decrease)
Working capital	$78,708	$108,569	$(29,861)
Cash and cash equivalents(1)	27,134	30,686	(3,552)
Short-term investments(1)	47,237	62,800	(15,563)

(1)	Included in working capital.

Our working capital as of September 30, 2007, represents a decrease from our working capital as of December 31, 2006 primarily due to the $21.9 million of cash used in our operations and the $5.3 million used for equipment and intangible asset purchases in the nine months ended September 30, 2007.

We have historically financed our operations primarily through cash from our financing activities. In recent periods, however, we have financed our operations through the sale of short term investments and through the sale of our PC audio product line in the third quarter of 2006. Our principal source of liquidity as of September 30, 2007, consisted of $74.2 million in cash, cash equivalents, and short-term investments. As of September 30, 2007, our short-term investments consisted of state and municipal debt securities, primarily auction-rate preferred notes, corporate bonds and commercial paper.

Operating Activities. Net cash used in operations was $21.9 million during the nine months ended September 30, 2007, compared to $50.9 million for the nine months ended September 30, 2006. Net cash used in operating activities decreased in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, primarily due to reductions in research and development and selling, general and administrative expenses. Other factors that affected our cash used in operations included an increase in accounts receivable of $7.5 million during the nine months ended September 30, 2007, due to increases in revenues and the timing of customer payments, compared to a decrease of $20.3 million, during the nine months ended September 30, 2006. Our inventory decreased by $3.3 million in the nine months ended September 30, 2007, compared to an increase of $12.3 million in the nine months ended September 30, 2006, as a result of increased management focus on reducing inventory levels. Our accounts payable increased $3.0 million during the nine months ended September 30, 2007 due to increased inventory purchases for the most recent three months to meet expected demand. This compares to a decrease of $20.7 million in accounts payable during the nine months ended September 30, 2006.

The increase in deferred revenue and other liabilities of approximately $4.7 million during the nine months ended September 30, 2007, includes a $4.3 million increase in deferred revenue and a $0.4 million increase in deferred rent and other liabilities. The increase in deferred revenue is primarily due to distributors building inventories for expected demand.

Investing Activities. Our investing activities provided cash of $17.5 million and $47.2 million during the nine months ended September 30, 2007 and 2006, respectively. Investing activities during the nine months ended September 30, 2007 primarily represented net proceeds from short-term investments.

The fair value of our investments in marketable securities at September 30, 2007, was $47.3 million. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify our marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in short-term securities, with at least an investment grade rating, to minimize interest rate and credit risk as well as to provide for an immediate source of funds.

Capital expenditures were $5.3 million and $9.0 million during the nine months ended September 30, 2007 and 2006, respectively. These expenditures during the nine months ended September 30, 2007, were incurred primarily for the purchase of engineering tools, computer equipment, software, and intangible assets.

Financing Activities. Our financing activities provided $0.8 million and used $26.8 million of cash during the nine months ended September 30, 2007 and 2006, respectively. On January 24, 2006, our board of directors authorized a share repurchase plan for up to $30.0 million of our common stock, pursuant to which we purchased approximately 2.6 million shares for $30.0 million. We received $1.0 million and $2.3 million in proceeds from the exercise of employee stock options and our ESPP during the nine months ended September 30, 2007 and 2006, respectively. These proceeds were invested in short-term, investment grade, interest bearing instruments, pending their use to fund working capital, acquisitions and capital expenditures as required.

Capital Requirements. We anticipate that operating expenses, changes in working capital, and capital expenditures will continue to constitute a material use of our cash resources. Based on current business conditions and our current operating and financial plans, we believe our existing cash, restricted cash and short-term investments balances, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, the amount of our net losses and our ability to return to profitability, and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. If we are unable to obtain additional financing, if needed, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results. We may enter into strategic arrangements in the future which also could require us to seek additional equity or debt financing. There can be no assurances that we can reduce our net losses and negative cash flow in the foreseeable future. Also, there can be no assurances that we can raise capital as needed to fund our operations on an ongoing basis.

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

Revenue Recognition. We recognize revenues in accordance with Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition. SAB 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. These criteria are usually met at the time of product shipment; however, we do not recognize revenue until all customer acceptance requirements have been met, when applicable. Revenues from product sales to customers other than distributors are generally recognized upon shipment and reserves are provided for estimated allowances. We defer revenue recognition of nonrecurring engineering fees until all contractual obligations are met. A portion of our sales are made through distributors under agreements allowing for price protection and/or rights of return. Product revenue on sales made through these distributors is not recognized until the distributors sell the product to their customers. Customer purchase orders and/or contracts are generally used to determine the existence of an arrangement. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery. Management assesses whether a price is fixed or determinable based upon the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. Management assesses the collectibility of our accounts receivable based primarily upon the creditworthiness of the customer, as determined by credit checks and analysis, as well as the customer’s payment history. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenues recognized for any reporting period could be adversely impacted.

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

Stock-Based Compensation. We account for stock-based compensation under the fair value provisions of SFAS 123R. We adopted SFAS 123R effective January 1, 2006, utilizing the modified-prospective method allowed under the standard. Under the modified prospective method, stock compensation cost recognized for the nine months ended September 30, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted or modified on or subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Results of prior periods have not been restated (see Note 4 of Notes to Condensed Consolidated Financial Statements).

The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms of the awards, risk-free rates and dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those awards expected to vest. Expected forfeiture rates are based on historical rates and our analysis of potential future forfeiture rates. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different. We periodically evaluate the assumptions used in the Black-Scholes model, and calculate expected volatility based on a combination of our historical and implied volatility. The Company has historically calculated the expected term using the “simplified method”, as prescribed in Staff Accounting Bulletin No. 107, Share-Based Payment. The Company used the “simplified method” for the first two fiscal quarters of 2007. Beginning in the third quarter of 2007, the Company began using historical exercise activity and other factors to determine the expected term.

We continue to base our estimate of risk-free rate on the U.S. Treasury yield curve in effect at the time of grant. We have never paid cash dividends and do not currently intend to pay cash dividends, thus we assume a 0% dividend yield.

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

Accounting for Income Taxes. We account for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the use of the asset and liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We then assess the likelihood that the deferred tax assets will be recovered from future taxable income. A valuation allowance is established against deferred tax assets to the extent we believe that recovery is not likely based on the low level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while maximizing the income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on the market value of our investments. As of September 30, 2007, all of our investments were in money market accounts or investment grade securities.

Foreign Currency Risk

We are exposed to foreign currency fluctuations. Sales and inventory purchases made by us and our subsidiaries are denominated in U.S. dollars. A small percentage of our international operating expenses are in currencies other than the U.S. dollar. Any currency risk related to these transactions is deemed to be immaterial to us as a whole.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, that such information is accumulated and communicated to our management, including our CEO and our CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting.

In April 2007, we implemented a global enterprise resource planning (“ERP”) system to help us improve our planning and management processes. The implementation of this system carried over into the three months ended September 30, 2007. The migration of certain legacy systems to the new ERP system required us to make significant changes to our internal control over financial reporting. We believe we have taken the necessary steps to monitor and maintain appropriate internal control during this implementation.

Other than the changes discussed above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have faced a number of challenges that have affected our operating results, including extreme competition in the portable multimedia SoCs market, continuing erosion of average selling prices of our portable multimedia SoCs, delays in delivering new product features to existing and new customers, and price volatility and shortages of other components used to build our customer’s devices. We have incurred net losses in the past and we will likely continue to incur net losses in the future. We recognized a net loss of $33.8 million for the nine months ended September 30, 2007 and a net loss of $109.0 million for the year ended December 31, 2006. Our operating activities used $21.9 million of cash in the nine months ended September 30, 2007 and $49.9 million for the year ended December 31, 2006. Although we have taken and are continuing to take steps to address these challenges and to improve our cash flows and results of operations, we cannot provide assurance that we will return to profitability or positive cash flows on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance. If we continue to experience negative cash flow from operations over a prolonged period of time, or if we suffer unexpected cash outflows, our liquidity and ability to operate our business effectively could be adversely affected. Our ability to become profitable again and to maintain profitability depends on the rate of growth of our target markets, the continued market acceptance of our customers’ products, the competitive position of our products, and our ability to develop new products.

The average selling prices of our products have in the past and could continue to decrease rapidly which may negatively impact our revenues and gross profits.

We may experience substantial period-to-period fluctuations in future operating results due to the erosion of our average selling prices, particularly for our portable multimedia SoCs. We have in the past and expect in the future to reduce the average unit prices of our products in anticipation of or in response to competitive pricing pressures, new product introductions by us or our competitors and due to other factors. If we are unable to offset any such reductions in our average selling prices by increasing our sales volumes, reducing production costs, and developing and introducing new or enhanced products at higher prices, our gross profits and revenues will suffer. To maintain our gross profit percentage, we will need to develop and introduce new products and product enhancements on a timely basis and continually reduce our costs. Our failure to do so would cause our revenues and gross profit percentage to decline.

The recent changes in our organization, including management resignations, acquisitions and dispositions, attrition, reductions in force, and cost cutting measures, have placed a significant strain on our management, personnel, systems and resources, and the continued success of our business depends on our ability to successfully manage these changes.

Our organization has changed rapidly and further organizational changes may be required to address our strategic objectives. Our organization has changed through acquisitions and dispositions, opening international locations and through increasing and reducing headcount. We announced the resignation of our former Chief Executive and Chief Financial Officers in January 2007 and December 2006, respectively. We also eliminated approximately 200 positions globally during the last 12 months, and implemented additional cost cutting measures during the third quarter of 2007. In January 2007, we announced the refocus of our business on our core product markets of portable multimedia players, printers and digital televisions, and our departure from the digital video camera, USB and infrared peripheral, and certain consumer audio codec markets. These changes have placed, and any future changes will continue to place, a significant strain on our management, personnel, systems and resources. If we are unable to manage these organizational changes effectively, including effectively implementing cost cutting measures, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan or respond to competitive pressures. We cannot assure you that we will be able to achieve planned cost cutting measures in a timely manner or at all, or that our cost cutting measures, as planned, will be effective. If cost cutting measures are not effectively implemented, we may experience unanticipated effects from these measures causing harm to our business and customer relationships. In April 2007, we implemented a global enterprise resource planning (ERP) system to help us improve our planning and management processes. The implementation of this system carried over into the three months ended September 30, 2007. We have experienced, and may continue to experience challenges with the new ERP system and other related systems that could adversely affect our business by disrupting our ability to timely and accurately process and report key components of our financial position, affecting our ability to complete the evaluation of our internal control over financial reporting and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 or disrupting our ability to process certain transactions necessary for our operations.

We depend on a few key customers for a majority of our sales and the loss of, or a significant reduction in orders from, any of them would likely significantly reduce our revenues.

For the nine months ended September 30, 2007, sales to our top five customers accounted for approximately 56.3% of our revenues. For the year ended December 31, 2006, sales to our top five customers accounted for approximately 49.4% of our revenues. Our operating results in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our ICs. Our revenues would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers who place large orders, would harm our financial performance. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

Sales to a small number of distributors generate a significant amount of our revenues. Our sales through distributors accounted for 33.9% of our revenues for the nine months ended September 30, 2007, and 35.9% of our revenues for the year ended December 31, 2006. If our distributors were to materially reduce their purchases from us, our business, financial condition and results of operations would suffer. Our business will depend on our ability to maintain our relationships with distributors, and develop additional channels for the distribution and sale of our products and effectively manage these relationships. Our distributors decide whether to include our products among those that they sell and may carry and sell product lines that are competitive with ours. Because our distributors are not required to make a specified minimum level of purchases from us, we cannot be sure that they will prioritize selling our products. As we continue to depend on our indirect sales capabilities, we will need to manage the potential conflicts that may arise within our direct sales force. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. To manage these relationships properly, often requires a significant amount of sales management’s time and system resources. We also rely on our distributors to accurately and timely report to us their sales of our products and to provide certain engineering support services to customers. Our inability to obtain accurate and timely reports and to successfully manage these relationships would adversely affect our business and financial results, and could impact the effectiveness of our internal controls.

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

Sales of our portable multimedia SoCs accounted for 74.1% of our revenues for the nine months ended September 30, 2007, and for 75.3% or our revenues for the year ended December 31, 2006. Our future success depends on our ability to develop successful new products in a timely and cost-effective manner, and to convince customers to select these products for design into their own new products. Our products are generally incorporated into our customers’ products at the design stage. We often incur significant expenditures on the development of a new product without any assurance that a potential customer will select our product for design into its own product. Once a potential customer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. Even if a potential customer designs one of our products into its product offering, we have no assurances that its product will be commercially successful or that we will receive any revenue from sales of that product. Sales of our products largely depend on the commercial success of our customers’ products. Our customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own products are not commercially successful or for any other reason.

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

We generally try to make our products to be foundry portable. In general, each of our products is primarily manufactured at a single foundry. We provide these foundries with monthly rolling forecasts of our production requirements; however, the ability of each foundry to provide silicon wafers to us is limited by the foundry’s available capacity. Moreover, the price of our wafers will fluctuate based on changes in available industry capacity. We do not have long term supply contracts with any of our foundries; therefore, our foundry suppliers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice, or increase the prices they charge us. Accordingly, we cannot be certain that our foundries will allocate sufficient capacity to satisfy our requirements. If we are not able to obtain foundry capacity as required, our relationships with our existing customers would be harmed and our sales would likely decline.

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

We have in the past and may in the future experience significant period-to-period fluctuations in our revenues and operating results due to a number of factors, including the following and other risks identified throughout this “Risk Factors” section:

•	the timing and volume of purchase orders and cancellations from our customers;

•	the rate of acceptance of our products by our customers;

•	discontinuation of the use of our products by our customers;

•	the rate of growth of the market for analog-intensive, mixed-signal ICs;

•	fluctuation and seasonality in demand for our products;

•	technological innovations or new products by our competitors, customers or us;

•	the acquisition and disposition of product lines;

•	increases in prices charged by our foundries and other third-party subcontractors;

•	decreases in the overall average selling prices of our products;

•	increased competition in product lines, and competitive pricing pressures;

•	the availability of third-party foundry assembly and test capacity;

•	the availability of components used in our customers’ products, such as flash memory or hard disk drives, which are key components in many portable multimedia players;

•	fluctuations in manufacturing yields;

•	the difficulty of forecasting and managing our inventory and production levels;

•	the rate at which new markets emerge for products we are currently developing or our ability to develop new products;

•	our involvement in litigation;

•	cost associated with acquisitions and dilution from the issuance of our stock in connection with acquisitions;

•	costs associated with severance and reductions in force and restructuring the business;

•	costs associated with subleasing or abandoning office space;

•	charges associated with impairments to intangible assets;

•	charges associated with new accounting regulations;

•	employee attrition and changes in senior management;

•	the timing of new product introductions or enhancements by us and our competitors;

•	changes in our product mix; and

•	the evolution of industry standards.

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

We have established international subsidiaries and opened offices in Hong Kong; Singapore; Seoul, South Korea; Tokyo, Japan; Cambridge, England; Taipei, Taiwan; and Shenzhen, China. The percentage of our revenues, from customers located outside of the U.S., was 95.9% for the nine months ended September 30, 2007 and 97.5% for the year ended December 31, 2006. Our international sales and operations are subject to a number of risks, including:

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

In recent years, there has been significant litigation in the U.S. involving patents and other intellectual property rights in the semiconductor industry. In the past, we have found it necessary to engage in litigation to enforce and defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of proprietary rights of others. For example, in January 2005, we filed a lawsuit against Actions Semiconductor and requested the U.S. International Trade Commission initiate an investigation against Actions Semiconductor’s products, seeking to halt Actions’ infringement of our intellectual property rights. As a result of that lawsuit, Actions sought to invalidate certain of our patents and also sued us for patent infringement in an unrelated case. Although our dispute with Actions is now settled, such matters resulted in significant legal fees and costs to us, as well as requiring significant management attention. We believe future litigation involving intellectual property could occur.

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

Our management, including our CEO and CFO, does not expect that our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. There exist inherent limitations in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving SigmaTel have been, or will be, detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple human error. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by an override of those controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Controls may become inadequate over time because of changes in conditions or deterioration in the compliance with policies or procedures. For example, given our recent reductions in force and attrition, a significant decrease in the headcount of our finance personnel and/or significant turnover among our finance personnel could result in less segregation of duties and/or less familiarity among finance staff with internal control policies and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As of December 31, 2006 and March 31, 2007, we did not maintain effective controls over the completeness and accuracy of the income tax provision and related income taxes payable and deferred income tax accounts. Specifically, we did not maintain effective controls to review and monitor the accuracy of the components of the income tax provision calculations and related income taxes payable and deferred income tax accounts. As a result of this material weakness in our internal control over financial reporting, we took numerous steps to remediate this weakness and to improve our internal control in this area. We cannot assure you that we will not identify a material weakness in our internal controls in the future. A material weakness in our internal control over financial reporting would require management to evaluate our internal control over financial reporting as ineffective. If our internal control over financial reporting is considered ineffective, we may experience a loss of public confidence, which could have an adverse effect on our business and our stock price.

Our stock price may be volatile.

The market price of our common stock has been volatile in the past and may be volatile in the future. The market price of our common stock may be significantly affected by the following factors:

•	actual or anticipated fluctuations in our operating results;

•	changes in financial estimates by securities analysts, or in our financial guidance, or our failure to perform in line with such estimates;

•	changes in market valuations of other technology companies, particularly semiconductor companies;

•	announcements by us or our competitors of significant technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	introduction of technologies or product enhancements that reduce the need for our products;

•	the loss of, or decrease in sales to, one or more key customers;

•	a large sale of stock by a significant stockholder;

•	dilution from the issuance of our stock in connection with acquisitions;

•	the addition or removal of our stock to or from a stock index fund;

•	departures of key personnel; and

•	the required expensing of stock options.

The stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance.

Any asset dispositions we make could harm our financial condition and future results of operations

In connection with the sale of our PC Audio Codec product line, we incurred various risks. This disposition and any asset disposition that we may make in the future entail a number of risks that could materially and adversely affect our business and operating results, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.

(b)	Not applicable.

(c)	The following table summarizes repurchases of our stock during the three months ended September 30, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet Be Purchased Under the Plans or Programs
7/1/07 – 7/31/07	400	$3.49	—	—
8/1/07 – 8/31/07	513	$2.82	—	—
9/1/07 – 9/30/07	242	$2.65	—	—

(1)	Consists entirely of shares of our common stock withheld by us to satisfy employee tax obligations upon vesting of RSUs granted under our 2003 Equity Incentive Plan.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

See Exhibit Index.

SIGMATEL, INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGMATEL, INC.

Dated: November 2, 2007	By:	/s/ R. Scott Schaefer
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