Form 10-K
period 2007-12-31
SIGMATEL INC
filed 2008-02-29
CIK 1043639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Yes  ☐        No  ☒

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2007) was $103,840,367 (assuming, for this purpose, that only directors and executive officers are deemed affiliates).

        The number of shares outstanding of the registrant’s Common Stock, $0.0001 par value, was 36,070,729 as of January 31, 2008.

        Documents Incorporated by Reference

        Portions of the Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SIGMATEL, INC.

ANNUAL REPORT ON FORM 10-K

IMPORTANT NOTE

On February 3, 2008, SigmaTel entered into a definitive agreement to be acquired by Freescale Semiconductor, Inc. (“Freescale”). If the merger contemplated by that agreement is completed, or if a merger is completed with a competitive bidder other than Freescale, we will likely cease to exist as an independent reporting company. Except as otherwise expressly noted, all statements and information in this filing presume our continuation as a going concern and as an independent company, which will not be the case if we are acquired Freescale or another competitive bidder.

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

We were founded in 1993 with an initial focus on providing semiconductor design services on a contract basis. In 1995, we began developing our own IC products. In early 2001, we redirected our development efforts towards host audio codecs and portable multimedia systems on chips (“SoCs”). We made our first commercial shipments of portable multimedia SoCs in 2001. The primary market for these products is the portable multimedia player market. During 2001, we also began to sell our audio codecs into the consumer electronics market for products such as DVD players and set-top boxes. We made our first commercial shipments of both printer ICs and digital video camera ICs in the third quarter of 2005 as a result of our acquisitions of Oasis Semiconductor, Inc. (“Oasis”) and Protocom Corporation (“Protocom”).

Our principle executive offices are located at 1601 S. MoPac Expressway, Suite 100, Austin, Texas 78746 and our telephone number at that location is 512-381-3700. We also have international offices and operations in: Hong Kong; Taipei, Taiwan; Shenzhen and Shanghai, China; Singapore; Seoul, South Korea; and, Tokyo, Japan. Our internet address is www.sigmatel.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our common stock trades on the Nasdaq Global Market under the symbol “SGTL.” The inclusion of our website address in this report does not include or incorporate by reference into this report any information on our website.

Pending Acquisition of SigmaTel by Freescale

        On February 3, 2008, SigmaTel entered into a definitive agreement to be acquired by Freescale Semiconductor, Inc. (“Freescale”), a leader in the design and manufacture of embedded semiconductors for the automotive, consumer, industrial, networking and wireless markets. The merger agreement contemplates that the proposed acquisition will be effected by the merger of a wholly owned subsidiary of Freescale with and into SigmaTel, whereby, upon the completion of such merger, SigmaTel will become a wholly owned subsidiary of Freescale. Under the terms of the merger agreement, each holder of shares of the outstanding common stock of SigmaTel will be entitled to receive $3.00 in cash, less applicable withholding taxes, for each share of SigmaTel’s common stock held by such holder as determined at the effective time of the merger. Costs associated with this transaction include banker, attorney and accountant fees. The merger agreement contains a “go-shop” provision which gives SigmaTel the right to solicit and engage in discussions and negotiations with respect to potential competing proposals through March 4, 2008. Completion of the proposed merger, which is expected to close in the second quarter of calendar 2008, is subject to regulatory approvals, the approval of SigmaTel’s stockholders and other customary closing conditions. There can be no assurance that the merger will be consummated. In the event that the merger is terminated under certain circumstances, SigmaTel will be required to pay Freescale a termination fee of up to $4.785 million. Risks associated with the announcement, delay in the completion of, or the inability to complete, the proposed merger appear in Item 1A of this annual report on Form 10-K under the caption “Risk Factors”.

We have filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”), and we plan to mail to our stockholders a definitive proxy statement in connection with the merger once we obtain approval from the SEC. The definitive proxy statement will contain important information about the merger and related matters. Investors and security holders are urged to read the definitive proxy statement carefully when it is available.

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

•

Demand for Enhanced Audio and Visual Capabilities. Increasing broadband usage, a growing selection of online digital media content, such as compressed digital audio and video files and digital photographs, and a rapid decline in the cost of electronic storage, such as flash memory, are driving consumer desire for digital media content and the devices that play such content. Today, substantially all PCs, and many DVD players and digital TVs feature advanced audio capabilities such as software equalization, which enables control of sound frequencies through software, and sound spatialization, which provides enhanced stereo effects. To continue to satisfy increasing consumer demand for high-quality audio and visual experiences, manufacturers require ICs that incorporate high-fidelity, analog circuitry for converting digital data, such as compressed audio files, into real-world sounds, such as music.

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

Our analog-intensive, mixed-signal ICs provide our customers with the following benefits:

Mixed-Signal Integration Reduces Size and Cost. We are able to integrate into a single IC many of the components of an entire electronic system or sub-system. For example, in our portable multimedia SoCs, we incorporate standard digital components such as a processor and memory, certain peripheral connections such as a USB interface, as well as proprietary analog components such as analog-to-digital and digital-to-analog converters, a DC-DC converter for dynamic power management, and audio signal amplifiers. Our integration of such a large number of analog and digital components on the same IC eliminates significant design challenges that would otherwise be faced by our customers, enabling them to reduce their overall bill of materials cost and to produce smaller, lighter, more reliable and more power-efficient portable products. For example, A-MAX Technology, Creative Technology, Philips, Samsung, and Sony have used our portable multimedia SoCs to produce portable multimedia players which are approximately the size of a package of chewing gum. Further, we provide a mixed-signal system controller that integrates substantially all of the electronic processing functions of a multi-function printer product onto a single IC, significantly lowering customers’ bills of materials by reducing the number of other components in their printers.

Power Management Expertise Enables Extended Battery Life. Our ICs enhance the battery life of our customers’ portable devices. We integrate proprietary DC-DC conversion technology to optimize voltage levels to run different functional areas of our ICs at the minimum power necessary. We also use proprietary design techniques to reduce power consumption, such as the partition or division of our ICs into multiple clock domains to enable us to shut off functional areas of our ICs when not in use. Further, we use highly-optimized software and firmware to reduce the amount of processing power and memory required for a given function, further reducing power consumption and extending battery life. Instead of extending battery life, many of our customers use smaller batteries, thus enabling them to significantly reduce the overall size, weight and cost of their devices.

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

Hardware and Software Design for Enhanced End-User Experience. We enable our customers to offer products with superior audio and video quality and advanced features. Our circuit design expertise has enabled us to design highly-integrated products with low noise levels, and thus high audio quality. Our hardware and firmware architecture, combined with our software development kit, also enables our customers to customize their products with features such as menu structure and options, configuration of buttons, and other aspects of the user interface.

The SigmaTel Strategy

Our objective is to be a leading supplier of highly-integrated, analog-intensive, mixed-signal ICs for the consumer electronics market. To achieve this goal, we are pursuing the following strategies:

        Target Multiple High-Growth Portable and Non-Portable Electronic Device Markets. By leveraging our proprietary design methodologies and extensive experience, we intend to introduce new analog-intensive, mixed-signal ICs that are small and power-

efficient. We have applied our capabilities successfully to expand into the portable multimedia player, printer, and digital television markets. We are currently a leading supplier of portable multimedia SoCs for use in flash memory-based portable multimedia players. We believe our integration expertise and proprietary power management technology will enable us to efficiently develop new products for existing and emerging portable device market opportunities.

Focus on Industry-Leading Customers. Many of our customers are industry leaders in their respective markets. We are focused on developing close relationships with industry leaders to facilitate rapid adoption of our products, drive higher sales volumes, and gain greater insight into market trends to help us more efficiently develop new products. For a given customer, we seek to expand our product opportunities both within an existing application as well as within new application segments served by these customers. In addition, our goal is to build strong, collaborative relationships with leading original design manufacturers (“ODMs”) to help ensure the adoption of our products in their next generation products.

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

Portable Multimedia SoCs

Advances in file compression technology and growth in broadband internet usage have made it increasingly convenient to store and transfer digital multimedia files. The most common audio standard today, MP3, typically provides a greater than ten-to-one file size reduction for digital audio content. Other standards, such as WMA, and mp3 PRO, offer even greater compression capabilities. The MPEG4 and H.264 video compression standards similarly allow for greater compression of digital video. In recent years, there has been increasing demand for products that play compressed digital multimedia files. These products require ICs to decode the compressed files into audible sounds and visible images.

Our portable multimedia SoCs are highly-integrated, battery-optimized ICs designed to encode and decode compressed multimedia files, such as MP3 and MPEG4 files. We offer a broad range of portable multimedia SoCs at various price points and with a variety of features. Our portable multimedia SoC product offerings are currently divided into the 35XX, 36XX and 37XX product families.

The 35XX family is our third generation portable multimedia SoC, which we first introduced in the fourth quarter of 2003. Within the 35XX family, we offer a variety of different part numbers with different price points, features and capabilities. All of our 35XX portable multimedia SoCs are based on a 75MHz processing core and mostly support flash-based players. The more advanced products in our 35XX family of portable multimedia SoCs support MP3, WMA, JPEG and motion video playback, MP3 encoding, digital rights management, and voice recording capabilities. Our most advanced 35XX product offerings provide for a battery life of up to fifty hours of MP3 playback, using a single AA battery and listening at medium volume levels. Sales of our 35XX portable multimedia SoCs represented a majority of our revenue for the years ended December 31, 2005, 2006 and 2007. However, as the requirements and complexity of portable multimedia players continue to increase, and average selling prices of our 35XX portable multimedia SoCs continue to decline, we are focusing more on our implementation of our newer 36XX and 37XX families of portable multimedia SoCs.

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

Our fifth generation of portable multimedia SoC, the 37XX family of products, was first introduced in the second quarter of 2007. The 37XX family also encompasses a variety of different part numbers with different price points, features and capabilities. All of our 37XX portable multimedia SoCs are based on a 300 MHz ARM9 processing core, and are designed to support both flash and hard-drive multimedia players. In addition to the features of the most advanced 36XX portable multimedia SoC, our 37XX portable multimedia SoCs offer more advanced video playback functionality and can provide for a battery life of up to sixty hours of MP3 playback, using a single AA battery while listening at medium volume levels.

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

Our multi-function printer system controller solutions include: mixed-signal ICs, extensive firmware, reference designs, and development tools. We offer our multi-function printer system controller solutions as application-specific standard products, or ASSPs, so that a wide range of printer vendors can utilize them in their printer products. Our multi-function printer system controller solutions provide substantially all of a printer’s electronic processing functionality, including image capture and processing, motor control, print engine control and connectivity with PCs, and other peripherals. By offering ASSPs with extensive firmware, we enable our customers to rapidly introduce and market high-quality printers and other related products that offer ease of use at an attractive price. Our current printer ASSP products include our STDC 1100, STDC2150, and STDC3000 product families.

Additionally, we are applying our printing and printer technologies to some new imaging markets. For example, beginning in 2005, we successfully reused our knowledge of imaging systems to develop chips to address the digital photo frame market. This new product category allows customers to display and organize digital photographs on a flat panel by inserting a flash memory card or by directly connecting their digital camera. During 2006, we also began applying our printer controller offerings to the dye-sublimation personal photo printer and photo frame market. Our integrated solution provides advantage in those markets because of our superior image processing, our built-in connectivity solutions and our reusable firmware stacks.

Digital Television Audio

During 2006, we introduced a new product family targeted at the digital television market. The SGTV58xx is a family of products which handle all the audio processing functions within a digital television. We integrated several functions into one device including 9 Stereo ADC, SCART DAC, multi-function audio processor, worldwide stereo demodulator, SPDIF I/O, digital I/O, audio switch and headphone amplifier. By integrating all these functions into one device, we simplified the board design and reduced the overall bill of material cost for the audio portion of a digital television. During the fourth quarter of 2007, we introduced the SGTV 59XX family of digital audio ICs for digital televisions. In addition to the features of the most advanced 58XX digital audio IC, our 59XX family of digital audio ICs offer more advanced integration and digital television audio functionality. Our target customers included large OEMs as well as ODMs building flat-panel televisions, rear-projection televisions and larger size CRT televisions.

Revenues From Key Product Lines

The following table sets forth our revenues for each product class which accounted for greater than 10% of our revenues during any of the last three years (Audio Codecs include both notebook and desktop PC audio codecs and consumer audio codecs):

	Year Ended December 31,
	2007	2006	2005
Portable MultiMedia SoCs	73.0%	75.3%	90.6%
Audio Codecs (1)	*	12.1%	*
Multi-Function Printer Products	17.8%	11.9%	*
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

Many of the leading OEMs in our markets use ODMs to manufacture their products. Accordingly, a significant portion of our revenues are based on sales to ODMs by us or our distributors. We have sold products to more than 75 direct and indirect customers during the last twelve months. During the year ended December 31, 2007, Creative Technology, Samsung Electronics Taiwan Co., Ltd., and A-Max Technology Co., Ltd, contributed 17.1%, 12.3% and 10.5% of our revenues, respectively. During the year ended December 31, 2006, Creative Technology contributed 18.9% of our revenue, and all other customers individually contributed less than 10% of our revenues. During the year ended December 31, 2005, G.M.I. Technology, a distributor, ASUSTEK Computer Inc., an ODM, and Creative Technology, an affiliate until October 2005, contributed 18.3%, 14.8% and 13.5% of our revenues, respectively.

We utilize independent sales representatives and distributors with locations throughout the world. These “SigmaTel Qualified Distributors and Sales Representatives” have been selected based on their understanding of the mixed-signal IC marketplace and are measured on their ability to provide effective field sales support for our products. To supplement these sales representatives and distributors, we maintain direct sales offices in Texas, California, Massachusetts, Hong Kong, Taiwan, South Korea, China, Singapore, and Japan. We also utilize application engineers to provide technical, local support and assistance to existing and potential customers in designing, testing and qualifying systems that incorporate our products. Information about our revenues and long-lived assets in different geographic regions of the world is provided in Note 16 of our Notes to Consolidated Financial Statements.

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

Research and Development

We engage in substantial research and development to develop new products to support our growth. We employ product designers who have expertise in system architecture, mixed-signal design, customizable firmware and software, and software development tools. As of December 31, 2007, we had 201 full-time employees engaged in research and development. Our research and development expense was $64.8 million, $90.6 million, and $76.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Development of most of our products is carried out using ISO9001:2000-certified and HSPM-certified design processes, and our design tools are frequently enhanced to improve design, fabrication, and verification of our products.

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

Assembly and Test

Following wafer processing, our wafers are shipped to our subcontractors where they are singulated into die, assembled into finished IC packages, and electrically tested. Our products are designed to use low cost, industry-standard packages and to be tested with widely available automatic test equipment. We develop and control all product test programs used by our subcontractors. These test programs are developed based on product specifications, thereby maintaining our ownership for the functional and parametric performance of our devices. We currently rely on ASAT Holdings in China, United Test and Assembly Center in Singapore, and Advanced Semiconductor Engineering in Taiwan to assemble and test our products.

Quality Assurance

        We have designed and implemented a quality management system that provides the framework for continual improvement of products, processes and customer service. We apply well-established design rules and practices for CMOS devices through standard design, layout and test processes. We also rely on in-depth simulation studies, testing and practical application testing to validate and verify our products. We emphasize a strong supplier quality management practice in which our manufacturing suppliers are pre-qualified by our operations and quality teams. In October 2005, we were granted registration from IECQ/ECCB for the IECQ-Hazardous Substance Process Management, or HSPM, which is based on the Electrical and Electronic Components and Products Hazardous Substance Free Standard, EIA/ECCB-954 International Standard. SigmaTel’s HSPM certification ensures customers that we have the internal processes to recognize our customers’, as well as statutory and regulatory, requirements for hazardous substance free products. Suppliers are required to have a quality management system, certified to ISO9000 standard, an environmental management system certified to ISO14000 standard, and to be HSPM certified and/or have third party certificates of compliance on all materials used in SigmaTel products. To ensure consistent product quality, reliability and yields, we closely monitor the production cycle by reviewing electrical, parametric and manufacturing process data from each wafer foundry and assembly subcontractor.

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

As of December 31, 2007, we held 103 issued U.S. patents and 21 international patents. Our patents and patent applications generally cover features employed in our existing product families. Our patents have expiration dates ranging from 2015 to 2027. We continue to actively pursue the filing of additional patent applications.

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

Employees

As of December 31, 2007, we employed 327 full-time people, including 201 in research and development, 29 in operations, 54 in sales and marketing, and 43 in administration. We have never had a work stoppage and none of our employees is represented by a labor organization. We consider our employee relations to be good.

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

Our business may be seriously impaired by the announcement of the pending acquisition of us by Freescale or if the acquisition is delayed or is not completed.

On February 3, 2008, we announced that we had entered into a merger agreement to be acquired by Freescale. Our expectation is that the merger will close in the second quarter of calendar 2008. The announcement of the merger could have negative effects on our business in a number of areas including, but not limited to, the following:

•	if customers delay, defer or cancel purchases pending consummation of the planned merger, our revenues would be adversely impacted;
•

current and prospective customers could be reluctant to purchase our products and services due to potential uncertainty about the combined company’s product offerings and its support and servicing of our existing products; and

•	the uncertainty surrounding the proposed merger may also cause employee turnover or impair our ability to hire new employees.

The merger agreement provides for numerous conditions to closing, many of which are beyond our control. Any failure to conclude the pending merger could have negative effects on our business in a number of areas including, but not limited to, the following:

•	our business reputation within the investment community may be damaged, and we may be perceived as a less attractive acquisition candidate by other companies;
•

activities relating to the merger may divert our management’s attention from our business and cause disruptions among our employees and our relationships with customers and business partners, thus detracting from our ability to grow revenue and minimize costs and possibly leading to a loss of revenue and market position that we may not be able to regain if the transaction does not occur;

•

as we have provided Freescale with access to our confidential information, personnel and business plans and strategies through the course of its due diligence investigation of us, not all of which may be protected under the terms of our non-disclosure agreement with Freescale, Freescale has the knowledge and the means to become a formidable competitor with us either through the potential acquisition of one or more of our current competitors or through the internal development of competitive product offerings;

•	our employee morale could be negatively affected and we could suffer the loss of key employees or members of our management team;
•	current and prospective customers could delay or alter their buying decisions while they assess the impact on us of remaining an independent company;
•

our financial condition will have been weakened as a result of the costs incurred in connection with the proposed merger with Freescale and our other merger activities during 2007 and 2008, such as legal, accounting and certain investment banking fees, which costs we expect to be significant;

•	our stock price could fall, perhaps precipitously, which could subject us to lawsuits from our stockholders in which they may seek the recovery of substantial damages; and
•	we could, under certain circumstances, be required to pay Freescale a termination fee of up to $4.785 million.

Restrictions on the conduct of our business prior to the completion of the proposed merger with Freescale may have a negative impact on our operating results.

We have agreed to certain restrictions on the conduct of our business in connection with the proposed merger with Freescale, that require us to conduct our business only in the ordinary course, subject to specific limitations. These restrictions may delay or prevent us from undertaking business opportunities that may arise pending completion of the transaction.

We do not expect to return to our historic growth rate in the future. We have incurred net losses in prior quarterly and annual periods, and we will likely incur losses in the future. If we cannot return to sustained profitability and positive cash flows from our operations, our liquidity and ability to operate our business effectively could be adversely affected.

We have faced a number of challenges that have affected our operating results, including extreme competition in the portable multimedia SoCs market, continuing erosion of average selling prices of our portable multimedia SoCs, delays in delivering new product features to existing and new customers, and price volatility and shortages of other components used to build our customers’ devices. We have incurred net losses in the past and we will likely continue to incur net losses in the future. We recognized a net loss of $37.8 million for the year ended December 31, 2007 and a net loss of $109.0 million for the year ended December 31, 2006. Our operating activities used $23.3 million of cash in the year ended December 31, 2007 and $49.9 million for the year ended December 31, 2006. Although we have taken and are continuing to take steps to address these challenges and to improve our cash flows and results of operations, we cannot provide assurance that we will return to profitability or positive cash flows on a quarterly or annual basis. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance. If we continue to experience negative cash flow from operations over a prolonged period of time, or if we suffer unexpected cash outflows, our liquidity and ability to operate our business effectively could be adversely affected. Our ability to become profitable again and to maintain profitability depends on the rate of growth of our target markets, the continued market acceptance of our customers’ products, the competitive position of our products, and our ability to develop new products.

Negative conditions in the global credit markets may impair the value or reduce the liquidity of a portion of our investment portfolio.

At December 31, 2007, we had $20.8 million in cash and cash equivalents and $50.7 million in investments in marketable debt securities. We have historically invested these amounts in state and municipal notes which may have an auction reset feature, corporate notes and bonds, commercial paper, and money market funds meeting certain criteria. Certain of these investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. In the future, these market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

At December 31, 2007, we held approximately $45.8 million of state and municipal notes investments, classified as current assets, with an auction reset feature (“auction rate securities”) whose underlying assets are generally student loans which are substantially backed by the federal government as part of the Federal Family Loan Program (“FFELP”). In February 2008, auctions failed for $24.9 million of our auction rate securities and there is no assurance that previously successful auctions on the other auction rate securities in our investment portfolio will continue to succeed and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. An auction failure is not a default. An auction failure means that the parties wishing to sell securities could not because the number of sellers was greater than the number of buyers. In instances where failures occur, the interest rate is reset to a specified maximum rate rather than a market clearing rate. The maximum rate is a stated spread over a benchmark rate that will differ by security. The maximum rate for student loan backed securities is typically not substantially higher than the market determined rate of successful auctions. All of our auction rate securities, including those subject to the failure, are currently rated AAA, the highest rating, by a rating agency. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. If we are required to sell these securities in order to meet cash needs in markets other than a successful auction, we could be required to accept less than the face value and therefore recognize a loss.

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

Our organization has changed rapidly and further organizational changes may be required to address our strategic objectives. Our organization has changed through acquisitions and dispositions, opening international locations and through increasing and reducing headcount. We announced the resignation of our former Chief Executive and Chief Financial Officers in January 2007 and

December 2006, respectively. We also eliminated approximately 200 positions globally during the last 12 months, and implemented additional cost cutting measures during the third quarter of 2007. In January 2007, we announced the refocus of our business on our core product markets of portable multimedia players, printers and digital televisions, and our departure from the digital video camera, USB and infrared peripheral, and certain consumer audio codec markets. These changes have placed, and any future changes will continue to place, a significant strain on our management, personnel, systems and resources. If we are unable to manage these organizational changes effectively, including effectively implementing cost cutting measures, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan or respond to competitive pressures. We cannot assure you that our cost cutting measures, as implemented, will be effective. We may also experience unanticipated effects from these measures causing harm to our business and customer relationships. In April 2007, we implemented a global enterprise resource planning (ERP) system to help us improve our planning and management processes. We have experienced, and may continue to experience, challenges with the new ERP system and other related systems that could adversely affect our business by disrupting our ability to timely and accurately process certain transactions necessary for our operations.

We depend on a few key customers for a majority of our sales and the loss of, or a significant reduction in orders from, any of them would likely significantly reduce our revenues.

For the year ended December 31, 2007, sales to our top five customers accounted for approximately 55.9% of our revenues. For the year ended December 31, 2006, sales to our top five customers accounted for approximately 49.4% of our revenues. Our operating results in the foreseeable future will likely continue to depend on sales to a relatively small number of customers, as well as the ability of these customers to sell products that use our ICs. Our revenues would likely decline if one or more of these customers were to significantly reduce, delay or cancel their orders for any reason. In addition, any difficulty in collecting outstanding amounts due from our customers, particularly customers who place large orders, would harm our financial performance. In the future, these customers may decide not to purchase our ICs at all, purchase fewer ICs than they did in the past or alter their purchasing patterns, particularly because:

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

We rely heavily on the services of our key employees, including our senior management. Our analog designers and other key technical personnel represent a significant asset and serve as an important source of our technological and product innovations. We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, engineering, sales and marketing personnel, on developing their successors and certain internal processes to reduce our reliance on specific individuals, and on properly managing the transition of key roles when necessary. Any of our current employees may terminate their employment with us at any time. The competition for such personnel is intense in our industry. In particular, there is a shortage of engineers who are familiar with the intricacies of the design and manufacturability of analog elements. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our current or anticipated needs. The loss of any of our key employees or our inability to attract or retain qualified personnel, including engineers, could delay the development and introduction of our products, or otherwise harm our ability to carry out our business strategy and compete with other companies. During the period prior to the closing of the merger with Freescale, we may be at increased risk for the loss of key employees or senior management due to the uncertainty associated with such proposed transaction.

Failure to manage our distribution relationships could impede our future revenues.

Sales to a small number of distributors generate a significant amount of our revenues. Our sales through distributors accounted for 33.1% of our revenues for the year ended December 31, 2007, and 35.9% of our revenues for the year ended December 31, 2006. If our distributors were to materially reduce their purchases from us, our business, financial condition and results of operations would suffer. Our business depends on our ability to maintain our relationships with distributors, and develop additional channels for the distribution and sale of our products and effectively manage these relationships. Our distributors decide whether to include our products among those that they sell and may carry and sell product lines that are competitive with ours. Because our distributors are not required to make a specified minimum level of purchases from us, we cannot be sure that they will prioritize selling our products. As we continue to depend on our indirect sales capabilities, we will need to manage the potential conflicts that may arise within our direct sales force. For example, conflicts with a distributor may arise when a customer begins purchasing directly from us rather than through the distributor. In addition, relationships with our distributors often involve the use of price protection and inventory return rights. To manage these relationships properly, often requires a significant amount of sales management’s time and system resources. We also rely on our distributors to accurately and timely report to us their sales of our products and to provide certain engineering support services to customers. Our inability to obtain accurate and timely reports and to successfully manage these relationships would adversely affect our business and financial results, and could impact the effectiveness of our internal controls.

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

Sales of our portable multimedia SoCs accounted for 73.0% of our revenues for the year ended December 31, 2007, and for 75.3% or our revenues for the year ended December 31, 2006. Our future success depends on our ability to develop successful new products in a timely and cost-effective manner, and to convince customers to select these products for design into their own new products. Our products are generally incorporated into our customers’ products at the design stage. We often incur significant expenditures on the development of a new product without any assurance that a potential customer will select our product for design into its own product. Once a potential customer designs a competitor’s product into its product offering, it becomes significantly more difficult for us to sell our products to that customer because changing suppliers involves significant cost, time, effort and risk for the customer. Even if a potential customer designs one of our products into its product offering, we have no assurances that its product will be commercially successful or that we will receive any revenue from sales of that product. Sales of our products largely depend on the commercial success of our customers’ products. Our customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own products are not commercially successful or for any other reason.

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

We generally try to make our products to be foundry portable. In general, each of our products is primarily manufactured at a single foundry. We provide these foundries with monthly rolling forecasts of our production requirements; however, the ability of each foundry to provide silicon wafers to us is limited by the foundry’s available capacity. Moreover, the price of our wafers will fluctuate based on changes in available industry capacity. We do not have long term supply contracts with any of our foundries; therefore, our foundry suppliers could choose to prioritize capacity for other customers, particularly larger customers, reduce or eliminate deliveries to us on short notice, or increase the prices they charge us. Accordingly, we cannot be certain that our foundries will allocate sufficient capacity to satisfy our requirements. If we are not able to obtain foundry capacity as required our relationships with our existing customers would be harmed and our sales would likely decline.

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

Any variations in our quarter-to-quarter performance may cause our stock price to fluctuate. It is likely that in some future period our operating results will be below the expectations of public market analysts or investors. If this occurs, our stock price may drop, perhaps significantly. With the announcement of our pending merger with Freescale pursuant to which our stockholders would receive a fixed cash price of $3.00 per share of our common stock (less any applicable withholding taxes), the market price of our common stock may depend more on developments and expectations relating to the probability and timing of completion of the merger and may be less subject to fluctuation resulting from other changes.

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

To remain competitive, we expect to continue to transition our semiconductor products to increasingly smaller line width geometries. This transition requires us to modify the manufacturing processes for our products and to redesign some products as well as standard cells and other IC designs that we may use in multiple products. We periodically evaluate the benefits, on a product-by-

product basis, of migrating to smaller geometry process technologies to reduce our costs. Currently most of our products are manufactured in 0.35 micron, 0.18 micron, 0.16 micron and 90 nanometer geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies and new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundry subcontractors to transition to smaller geometry processes successfully. We cannot assure you that the foundries that we use will be able to effectively manage the transition or that we will be able to maintain our existing foundry relationships or develop new ones. If we or any of our foundry subcontractors experience significant delays in this transition or fail to efficiently implement this transition, we could experience reduced manufacturing yields, delays in product deliveries and increased expenses, all of which could harm our relationships with our customers and adversely impact our operations. As smaller geometry processes become more prevalent, we expect to continue to integrate more functionality, as well as third party intellectual property, into our products; however, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, if at all. Moreover, even if we are able to achieve higher levels of design integration, such integration may have a short-term adverse impact on our operating results, as we may reduce our revenue by integrating the functionality of multiple chips into a single chip.

We have substantial international activities, which expose us to additional business risks including increased logistical complexity and political instability.

We have established international subsidiaries and opened offices in: Hong Kong; Singapore; Seoul, South Korea; Tokyo, Japan; Taipei, Taiwan; and Shenzhen and Shanghai, China. The percentage of our revenues, from customers located outside of the U.S., was 96.6% for the year ended December 31, 2007 and 97.5% for the year ended December 31, 2006. Our international sales and operations are subject to a number of risks, including:

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

Our products incorporate technology licensed from third parties.

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

We had a material weakness in our internal control over financial reporting as of December 31, 2006 and March 31, 2007 and cannot assure you that additional material weaknesses will not be identified in the future, or that our future remediation efforts will be successful. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement or our filings may not be timely and investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

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

The stock market has experienced extreme volatility that often has been unrelated to the performance of particular companies. These market fluctuations may cause our stock price to fall regardless of our performance. With the announcement of our pending merger with Freescale pursuant to which our stockholders would receive a fixed cash price of $3.00 per share of our common stock (less any applicable withholding taxes), the market price of our common stock may depend more on developments and expectations relating to the probability and timing of completion of the merger and may be less subject to fluctuation resulting from other changes.

Any asset dispositions we make could harm our financial condition and future results of operations.

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

We are also subject to the anti-takeover laws of Delaware that may prevent, delay or impede a third party from acquiring or merging with us, which may adversely affect the market price of our common stock. The provisions above will not delay or interfere with our proposed merger with Freescale.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our main executive, administrative and technical offices occupy approximately 73,000 square feet in Austin, Texas under lease agreements expiring in August 2013.

We continue to lease approximately 72,000 additional square feet in Austin, Texas which space was formerly used for our headquarters, which lease expires in August 2013. We do not currently occupy or utilize any of this space and sublet all of it to unrelated third parties pursuant to sublease agreements which extend until the expiration dates of our lease for this space.

Our printer products group occupies approximately 29,000 square feet in Waltham, Massachusetts pursuant to a lease which expires in February 2011. We continue to lease approximately 55,000 additional square feet in Waltham, Massachusetts pursuant to a lease which expires in February 2011, which was formerly used by our printer products group. We do not currently occupy or utilize any of this space and sublet 55,000 square feet of this space to unrelated third parties pursuant to sublease agreements which expire in August 2009 with respect to approximately 20,000 square feet, and in January 2011 with respect to approximately 35,000 square feet.

In addition to the above properties, we lease international facilities with varying square footage in: Hong Kong; Taipei, Taiwan; Shenzhen, and Shanghai, China; Seoul, Korea; Tokyo, Japan; and, Singapore, for sales, marketing, administrative, design and manufacturing support activities with expiration dates extending to September 2010.

We believe that our facilities are adequate for our current needs and that suitable, additional or substitute space will be available as needed to accommodate the future needs of our operations.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matter to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the Nasdaq Global Market (previously the NASDAQ National Market), under the symbol “SGTL” since September 19, 2003. Prior to this time, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share for our common stock as reported on the Nasdaq Global Market. As of January 31, 2008, there were 117 holders of record of our common stock.

	Common Stock Price
	High	Low
Fiscal Year 2006
First Quarter	$14.33	$8.50
Second Quarter	$9.34	$3.71
Third Quarter	$5.38	$3.45
Fourth Quarter	$6.01	$3.90

Fiscal Year 2007
First Quarter	$4.69	$3.13
Second Quarter	$4.05	$2.89
Third Quarter	$3.87	$2.51
Fourth Quarter	$3.35	$1.91

We have never declared or paid any cash dividends on our common stock, and we currently do not intend to pay cash dividends on our common stock. We currently expect to retain any future earnings to fund the operation and expansion of our business. Any future determination to pay cash dividends on our common stock will be at the discretion of our board of directors and will be dependent upon our financial condition, operating results, capital requirements and other factors that our board deems relevant. Additionally, if we were to consider paying cash dividends, certain of the covenants in the merger agreement with Freescale restrict the payment of any such dividends.

Set forth below is a line graph comparing the annual percentage change in the cumulative total return on our common stock with the cumulative total returns of the NASDAQ Composite Index and the Philadelphia Semiconductor Index (“SOX”) for the period commencing on September 19, 2003 and ending on December 31, 2007.(1)

Comparison of Cumulative Total Return From September 19, 2003 through December 31, 2007(1) :

SigmaTel, NASDAQ Composite Index, and Philadelphia Semiconductor Index

Date	SigmaTel, Inc.	NASDAQ Composite Index	Philadelphia Semiconductor Index
September 19, 2003	$100.00	$100.00	$100.00
December 31, 2003	124.65	112.02	107.80
December 31, 2004	179.44	121.43	87.21
December 31, 2005	66.16	124.10	98.49
December 31, 2006	22.12	136.84	91.20
December 31, 2007	10.66	150.43	98.62
(1)	Assumes that $100 was invested on September 19, 2003, at the closing price on such date, in our Common Stock and each index, and that all dividends have been reinvested. No cash dividends have been declared on our Common Stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6. Selected Financial Data.

The selected consolidated balance sheet data as of December 31, 2007 and 2006, and the selected consolidated statements of operations data for the years ended December 31, 2007, 2006 and 2005 have been derived from audited financial statements included in this Form 10-K. The selected consolidated balance sheet data as of December 31, 2005, 2004, and 2003 and the selected consolidated statements of operations data for the years ended December 31, 2004 and 2003 have been derived from audited financial statements not included in this Form 10-K. You should read this selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those statements included in this Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statements of Operations Data:
Revenues, net	$127,126	$159,365	$324,457	$194,805	$100,225
Gross profit	51,081	64,679	175,371	105,618	47,734
Research and development	64,777	90,640	75,976	33,736	19,849
Selling, general and administrative	30,179	50,245	43,033	18,777	12,109
Goodwill impairment	—	63,334	—	—	—
Impairment of long-lived assets	398	18,477	—	—	—

Loss (gain) on asset disposition	915	(45,673)	—	—	—
Litigation settlements	—	—	—	—	4,500
Total operating expenses	96,269	177,023	119,009	52,513	36,458
Operating (loss) income	(45,188)	(112,344)	56,362	53,105	11,276
Net (loss) income	(37,777)	(109,024)	35,879	52,556	9,989
Deemed dividends on preferred stock	—	—	—	—	(8,768)
Net (loss) income attributable to common stockholders	(37,777)	$(109,024)	$35,879	$52,556	$1,221
Basic net (loss) income attributable to common stockholders per share	(1.05)	$(3.09)	$0. 99	$1.52	$0.09
Diluted net (loss) income attributable to common stockholders per share	$(1.05)	$(3.09)	$0.95	$1.39	$0.04
Weighted average shares used to compute:
Basic net (loss) income attributable to common stockholders per share	35,809	35,304	36,132	34,669	13,450
Diluted net (loss) income attributable to common stockholders per share	35,809	35,304	37,912	37,872	31,086

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, short-term investments, and securities held for sale	$71,211	$93,486	$118,884	$141,697	$111,261
Total assets	135,252	173,391	343,442	219,915	146,877
Long-term debt	—	—	—	7	63
Total stockholders’ equity	100,838	133,552	259,194	180,916	126,108

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

On February 3, 2008, SigmaTel entered into a definitive agreement to be acquired by Freescale Semiconductor, Inc. (“Freescale”), a leader in the design and manufacture of embedded semiconductors for the automotive, consumer, industrial, networking and wireless markets. The merger agreement contemplates that the proposed acquisition will be effected by the merger of a wholly owned subsidiary of Freescale with and into SigmaTel, whereby, upon the completion of such merger, SigmaTel will become a wholly owned subsidiary of Freescale. Under the terms of the merger agreement, each holder of shares of the outstanding common stock of SigmaTel will be entitled to receive $3.00 in cash, less applicable withholding taxes, for each share of SigmaTel’s common stock held by such holder as determined at the effective time of the merger. Costs associated with this transaction include banker, attorney and accountant fees. The merger agreement contains a “go-shop” provision which gives SigmaTel the right to solicit and engage in discussions and negotiations with respect to potential competing proposals through March 4, 2008. Completion of the proposed merger, which is expected to close in the second quarter of calendar 2008, is subject to regulatory approvals, the approval of SigmaTel’s stockholders and other customary closing conditions. There can be no assurance that the merger will be consummated. In the event that the merger is terminated under certain circumstances, SigmaTel will be required to pay Freescale a termination fee of up to $4.785 million. Risks associated with the announcement, delay in the completion of, or the inability to complete, the proposed merger appear in Item 1A of this annual report on Form 10-K under the caption “Risk Factors”.

We have filed a preliminary proxy statement with the Securities and Exchange Commission (“SEC”), and we plan to mail to our stockholders a definitive proxy statement in connection with the merger once we obtain approval from the SEC. The definitive proxy statement will contain important information about the merger and related matters. Investors and security holders are urged to read the definitive proxy statement carefully when it is available.

Net Loss, Cost Reductions and Refocus. We incurred a net loss of $37.8 million for the year ended December 31, 2007, and we will likely incur net losses in the future. We have faced a number of challenges that have adversely affected our operating results during the past two years, including extreme competition in the portable multimedia SoC market, continuing erosion of average selling prices of our portable multimedia SoCs, delays in delivering new product features to existing and new customers, and price volatility and shortages of other components used to build our customers’ devices. Although we have taken and plan to take additional steps to address these challenges and to improve our results of operations, we cannot provide assurance that we will return to profitability on a quarterly or annual basis.

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

New Product Introduction and Acceptance. In June 2007, we introduced our STMP37XX family of portable multimedia SoCs, our newest SoC for flash-based and hard disk-based digital multimedia players. We introduced our STMP36XX family of portable multimedia SoCs, our previous generation SoC for flash-based and hard disk-based digital multimedia players, in October 2005. Due to delays associated with our STMP36XX SoC, our historical revenues have continued to be primarily comprised of sales of our STMP35XX family of portable multimedia SoCs, which was introduced in the fourth quarter of 2003. Despite continued sales of the STMP35XX SoCs, as those products have matured, their average selling prices have declined, which is typical for the semiconductor industry. In order to offset these declining average selling prices, we intend to increase sales of our STMP37XX and STMP36XX portable multimedia SoCs as a percentage of our overall product mix, and reduce our reliance on the STMP35XX family of portable multimedia SoCs. Our future success depends on our ability to market and sell our STMP37XX and STMP36XX portable multimedia SoCs, and to develop other new products, including new families of portable multimedia SoCs, in a timely and cost-effective manner. We cannot assure you that we will be able to develop and introduce, or that potential customers will be able to implement, new or enhanced products in a timely and cost-effective manner or that our new products will generate significant revenues.

Competition; Average Selling Prices. We face intense competition from a relatively large number of competitors in each of our target markets. The consumer electronics market, which is a principal end market for our ICs, has historically been subject to intense price competition. Within the portable multimedia player market, the competition is greatest in the low end of the market, where low cost Asian suppliers are much more likely to achieve product design wins with customers who are primarily focused on the cost of their portable multimedia players. As a result of this competition and erosion of average selling prices, we continue to experience substantial period-to-period fluctuations in operating results. In the past, we have reduced the average selling price of our products in anticipation of or in response to competitive pricing pressures and new product introductions by us or our competitors. Due to delays associated with our 36XX family of portable multimedia SoCs, and our resulting extended reliance on our 35XX family of portable multimedia SoCs as our primary source of revenue, our revenues have been particularly vulnerable to downward pressures on the average selling prices of our portable multimedia SoCs. We were in turn forced to focus more on the low end of the portable multimedia player market, which is intensely competitive due to low cost Asian suppliers. We believe that as our product lines continue to mature and competitive markets evolve, we are likely to experience further decline in the average selling prices of our products, although we cannot predict the timing and amount of such future changes with any certainty. If we are unable to offset any such reductions in our average selling prices by timely introducing new products and product enhancements, refocusing on the mid and high end portable multimedia player market, increasing our sales volumes and reducing our costs, our gross profits and revenues will suffer.

Recent Pressures and Operation Changes. As a result of acquisitions, the opening of international locations and through hiring, both domestically and internationally, our operations expanded significantly from 2004 through early 2006. This expansion of our business and operations placed a significant strain on our management, personnel, systems and resources, and significantly increased our operating expenses. In 2005, we began to face a number of challenges that have negatively affected our operating results, including extreme competition in the portable multimedia SoC market, continuing erosion of average selling prices of our portable multimedia SoCs, delays in delivering new product features to existing and new customers, and price volatility and shortages of other components used to build our customers’ devices. As a result of these challenges and their effects on our operating results, beginning in the fourth quarter of 2006, we implemented a number of organizational changes aimed at reducing costs and improving our operating results including reductions in force, focusing on core product lines and other cost cutting measures. If we are unable to manage these changes effectively, or if the measures we have implemented are insufficient, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute on our business plan, regain profitability or respond to competitive pressures. Accordingly, you should not rely on the results of any prior quarterly or annual periods as an indication of our future operating performance

Sales Channels. We utilize distributors to sell our products, and these sales typically result in lower gross margins than sales made directly to end customers. However, this decrease in gross margins from sales through distributors is partially offset by lower selling expenses than are associated with direct sales to end customers. In recent periods, we have begun engaging in more direct sales to customers, which generally result in higher gross margins than indirect sales, but also involve increased selling expenses. As our sales practices continue to evolve towards increased direct sales to end-customers, there will be continued fluctuations in our gross margins and operating margins.

Significant Customers. A few customers account for a substantial portion of our sales. The following table sets forth our customers that represented 10% or more of our revenues for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Creative Technology	17.1%	18.9%	13.5%
Samsung Electronics Taiwan Co., Ltd	12.3	*	*
A-Max Technology Co., Ltd.	10.5	*	*
G.M.I. Technology	*	*	18.3
ASUSTEK Computer Inc.	*	*	14.8

*	Less than 10%

We expect that our largest customers will continue to account for a substantial portion of our sales for the foreseeable future. The identities of our largest customers and their respective contributions to our net revenues have varied and will likely continue to vary from period to period.

Overseas Revenues. The percentage of our revenues from customers located outside the United States was 96.6%, 97.5%, and 97.6% for the years ended December 31, 2007, 2006, and 2005, respectively. Most of the products that use our ICs are manufactured outside of the United States. As a result, we believe that a substantial majority of our revenues will continue to come from customers located outside of the United States. All of our revenues to date have been denominated in United States dollars. The percentages of our revenues by country are set forth in the following table:

	Year Ended December 31,
	2007	2006	2005
China/Hong Kong	53.0%	33.3%	38.7%
Taiwan	23.0	36.8	37.5
Singapore	18.6	19.8	13.9
U.S.	3.4	2.5	2.4
Other	2.0	7.6	7.5

Total	100.0%	100.0%	100.0%

Sales Cycles. The length of our sales cycle varies depending on the end application for our products, but our sales cycles are generally lengthy. The cycle can be as short as several months for some portable SoCs and can be as long as 18 months or more for our multi-function printer system controller solutions. Volume production of products that use our ICs can take an additional three to six months to be achieved, if at all. The lengthy sales cycles of our products make forecasting the volume and timing of orders difficult. In addition, the delays inherent in lengthy sales cycles increase the risk that customers may seek to cancel or modify their orders. Our sales are made by purchase orders, but because industry practice allows customers to reschedule or cancel orders on relatively short notice, and order lead times can vary period to period, backlog is not a good indicator of our future sales. Cancellations of customer orders or changes in product specifications could result in the loss of anticipated sales without allowing us sufficient time to reduce our inventory and operating expenses, adversely affecting our results of operations.

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

Sale of the PC Audio Product Line. During the third quarter of 2006, we completed the sale of our PC audio codec product line to Integrated Device Technology Inc. (“IDT”) for total consideration of $81.5 million. Therefore, there is no revenue from the PC Audio product line in our Consolidated Statement of Operations for the fiscal year ending December 31, 2007.

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

Cost of Goods Sold. Cost of goods sold consists primarily of the costs of purchasing silicon wafers, and also includes costs associated with assembly, test and shipping of our ICs, costs of personnel and equipment associated with manufacturing support and quality assurance, and occupancy costs. Cost of goods sold also consists of amortization of developed product technology and an intellectual property license agreement purchased through our acquisitions, which are amortized over not more than six years. Because we do not have and do not expect to enter into long-term, fixed-price supply contracts, our wafer costs are and likely will continue to be subject to the cyclical demand for semiconductors.

Research and Development. Research and development expense consists primarily of salaries and related costs of employees engaged in ongoing research, design and development activities, including stock compensation, contractor fees, expenses for development testing and evaluation, mask costs, occupancy costs and depreciation of research and development equipment. All research and development costs are expensed as incurred. We believe that continued investment in research and development is critical to meeting the changing requirements of our customers and to our overall long-term success. With the cost reduction measures that we announced in January 2007 now fully implemented, our research and development expenses will fluctuate as we continue to invest in research and development activities to develop new products to be competitive in the future.

Selling, General and Administrative. Selling, general and administrative expense consists primarily of salaries and related costs, including stock compensation, occupancy costs, amortization of acquired intangible assets, and related overhead costs for sales, marketing and administrative personnel, legal and accounting services, as well as marketing activities. With the cost reduction measures that we announced in January 2007 now fully implemented, we expect that selling, general and administrative expenses will remain at a similar level for the near future, although such expenses as a percentage of revenue may fluctuate. While we expect to continue to incur litigation expenses in the future as we protect and defend our intellectual property and technology, we do not believe those expenses will be as significant as they have been in the past.

Impairment of Long-Lived Assets. We recorded a $0.4 million write-down of long-lived assets for the year ended December 31, 2007. These charges resulted from our annual testing for the recoverability of long-lived assets. See Note 6 of the Notes our Notes to Consolidated Financial Statements.

Loss on Asset Disposition. During the first and fourth quarter of 2007, we recorded a loss on the disposition of assets totaling $0.9 million associated with the lease abandonment of several locations worldwide and the disposition of intangible assets associated with our patents.

Other Income (Expense). Other income consists of interest income and foreign exchange income or losses. Interest income reflects interest earned on cash equivalents and short-term investment balances. Foreign exchange loss reflects realized gains and losses on foreign currency transactions.

Income Tax (Benefit)Expense. We accrue federal, state, and foreign income taxes at the applicable statutory rates adjusted for certain items including non-deductible expenses, including stock based compensation, tax credits, interest income from tax advantaged investments, as well as changes in our deferred tax asset valuation allowance.

Results of Operations

The following table sets forth our consolidated statements of operations as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Revenues, net	100%	100%	100%
Cost of goods sold	59.8	59.4	45.9

Gross profit	40.2	40.6	54.1
Operating expenses:
Research and development	51.0	56.9	23.4
Selling, general and administrative	23.7	31.5	13.3
Goodwill impairment	—	39.7	—
Impairment of long lived assets	0.3	11.6	—
Loss (gain) on asset disposition	0.7	(28.7)	—

Total operating expenses	75.7	111.1	36.7

Operating (loss) income	(35.5)	(70.5)	17.4

Other income	3.1	1.8	1.2
(Loss) income before income taxes	(32.4)	(68.7)	18.6

Income tax (benefit) expense	(2.7)	(0.3)	7.6

Net (loss) income attributable to common stockholders	(29.7)%	(68.4)%	11.1%

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

Revenues. Revenues for the year ended December 31, 2007, were $127.1 million compared to $159.4 million for the year ended December 31, 2006, a decrease of 20.2%. This decrease was primarily due to a 22.7% decrease in revenues from our portable multimedia SoCs. Revenues from the sale of our portable multimedia SoCs accounted for approximately 73.0% of total revenue for the year ended December 31, 2007, compared to 75.3% of for the year ended December 31, 2006.

Portable Multimedia SoCs. The decrease in revenues from the sale of our portable multimedia SoCs was primarily due to a decline in market share, and significantly decreased average selling prices. We expect the trend of declining average selling prices for existing portable multimedia SoC products to continue as these products mature further and as the market becomes more competitive, which may have a negative impact on our future revenues if we cannot sell newer products with enhanced features at relatively higher prices. The 37XX family of products is now selling in production quantities and we expect these products to increase as a part of our SoC revenue mix in future periods.

Revenues from Multi Function Printer ICs. Revenues from the sale of our multi function printer ICs increased 19.0% for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase was due to shipments resulting from design wins with a new key customer.

Audio Codecs and Other Products. Revenues for Audio Codecs and Other Products decreased by 43.8% in the year ended December 31, 2007 compared to the year ended December 31, 2006, due to the reduction in shipments to customers in the personal computer market as a result of the sale of our PC audio codec product line to IDT on July 31, 2006.

Revenues from Significant Customers. Sales to Creative Technology were 17.1% of total revenues during the year ended December 31, 2007, down from 18.9% during the year ended December 31, 2006. Sales to A-Max increased to 10.5% of total revenues during the year ended December 31, 2007, from less than 10%, during the year ended December 31, 2006 due to a design win with a new key customer in the consumer electronics market segment. Sales to Samsung increased to 12.3% during the year ended December 31, 2007, from less than 10% during the year ended December 31, 2006, due to the adoption of our TV audio product.

Gross Profit. Gross profit as a percentage of revenues, or gross margin, was 40.2% for the year ended December 31, 2007, compared with 40.6% for the year ended December 31, 2006. The decrease in gross margin was primarily due to an aggressive pricing program on our portable multimedia SoCs that targeted the value and mid-tier segments of the overall portable multimedia player market. We expect the trend of declining average selling prices for existing portable multimedia SoCs products to continue, which may have a negative impact on our future gross margins if we cannot reduce our associated costs accordingly and sell newer products with enhanced features at relatively higher prices. Our multi-function printer ICs have seen similar price pressures during the year, and we expect the trend of declining average selling prices to continue.

Research and Development. Research and development expenses decreased in total dollars to $64.8 million, or 51.0% of revenues, for the year ended December 31, 2007, from $90.6 million, or 56.9% of revenues, for the year ended December 31, 2006. This dollar decrease of $25.8 million was primarily due to the decrease in headcount resulting from the reductions in force and natural attrition, the sale of our PC Audio product line and the associated transition of employees in the third quarter of 2006, and other cost-cutting measures recently implemented.

Selling, General and Administrative. Selling, general and administrative expenses decreased to $30.2 million, or 23.7% of revenue, for the year ended December 31, 2007, compared to $50.2 million, or 31.5% of revenues, for the year ended December 31, 2006. This dollar decrease of $20.0 million was primarily due to the decrease in headcount resulting from the reductions in force and natural attrition, the sale of our PC Audio product line in the third quarter of 2006, decreased litigation expense and cost-cutting measures recently implemented.

Impairment of Long Lived Assets. We recorded a $0.4 million write-down of long-lived assets for the year ended December 31, 2007. These charges resulted from our annual testing for the recoverability of long-lived assets. We recorded a goodwill impairment of $63.3 million and an $18.5 million impairment of long-lived assets for the year ended December 31, 2006. These charges resulted from our annual goodwill impairment analysis and a detailed assessment of the recoverability of long-lived assets. The goodwill impairment was primarily the result of a decline in stock price and market capitalization, deterioration of our performance, and slower growth rates for our products and the products of acquired businesses. The impairment of long-lived assets was due to management’s changed intentions with the use of particular products. See Note 6 of the Notes to Consolidated Financial Statements.

Loss on Asset Disposition. During the first and fourth quarter of 2007, we recorded a loss on the disposition of assets totaling $0.7 million related to our leasehold abandonment and associated property and equipment, and $0.2 million related to the disposition of intangible assets in the fourth quarter of 2007 associated with our patents. During the third quarter of 2006, we completed the sale of our PC audio codec product line to IDT, for total consideration of $81.5 million and recorded a pre-tax gain of $45.7 million that is included in the gain on disposition of assets in the consolidated statements of operations. The consideration consisted of $72.0 million in cash, $5.0 million in accounts receivable which we retained, and $4.5 million in accounts payable assumed by IDT. The cash consideration received was offset by $2.5 million in closing costs. $7.2 million of the purchase price was deposited into an escrow account upon closing for purposes of settling indemnification claims for the one-year period following the closing and was classified as restricted cash in the consolidated balance sheets for the year ending December 31, 2006. As of December 31, 2007, $7.2 million of the restricted cash and $0.2 million of accumulated interest has been released from escrow, and the remaining $0.2 million is listed as restricted cash on the consolidated balance sheets to settle a claim made by IDT during the year ended December 31, 2007.

Stock Based Compensation. We recognized $6.5 million in the year ended December 31, 2007 for stock based compensation, compared to $10.2 million for the year ended December 31, 2006. For the year ended December 31, 2007, this expense included $5.4 million for stock options, $0.6 million for RSUs, and $0.5 million for our ESPP. The table below presents the costs recorded in the respective line items in the statement of operations related to stock based compensation for the years ended December 31, 2007 and 2006 (amounts shown are in thousands):

	Year ended December 31,
	2007	2006
Research and development	$4,534	$5,767
Sales, general and administrative	1,958	4,428

Total stock-based compensation	$6,492	$10,195

Other Income (Expense). Interest income increased to $4.1 million for the year ended December 31, 2007, from $3.1 million for the year ended December 31, 2006. This was due to an increase in available interest rates, and from a shift in investment strategy that concentrates our investments in taxable securities as a result of our current estimated tax position for the fiscal year 2007.

Income Tax (Benefit) Expense. Income tax benefit for the year ended December 31, 2007 was $3.5 million, as compared to $0.4 million for the year ended December 31, 2006. This increase was primarily due to the impact of carrying back current period net operating losses on the total amount of potential liability for uncertain tax positions a one time charge related to the allocation of non-deductible goodwill to the gain on the IDT transaction in the third quarter of 2006 and a one time charge to establish a valuation allowance against our U.S. deferred tax assets in the fourth quarter of 2006, offset by significantly reduced pre-tax loss in 2007 and one time benefits related to a change in our international tax strategy in the second quarter of 2006.

Our effective tax rate for the year ended December 31, 2007 was 8.5%. This estimate differed from the statutory rate primarily due to changes in our valuation allowance against our deferred tax asset and research and development tax credits. Our effective tax rate for the year ended December 31, 2006 was 0.4%. This estimate differed from the statutory rate primarily due to one time benefits related to a change in our international tax strategy offset by non-deductible charges related to the impairment of our goodwill, the effect of the allocation of non-deductible goodwill to the gain on the IDT transaction, and a charge to establish a valuation allowance against our net deferred tax asset.

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

Gain on Asset Disposition. During the third quarter of 2006, we completed the sale of our PC audio codec product line to IDT, for total consideration of $81.5 million and recorded a pre-tax gain of $45.7 million that is included in the gain on disposition of assets in the consolidated statements of operations. The consideration consisted of $72.0 million in cash, $5.0 million in accounts receivable which we retained, and $4.5 million in accounts payable assumed by IDT. Of the purchase price, $7.2 million was deposited into an escrow account upon closing for purposes of settling indemnification claims for the one-year period following the closing and is classified as restricted cash in the consolidated balance sheets. The cash consideration was offset by $2.5 million in closing costs.

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

Income Tax (Benefit) Expense. We had a net income tax benefit of $0.4 million for the year ended December 31, 2006, compared to a net income tax expense of $24.5 million for the year ended December 31, 2005. This decrease was primarily due to a significant decrease in income (loss) before income taxes and one time benefits related to a change in our international tax strategy in the second quarter of 2006, offset by non-deductible charges related to the impairment of our goodwill in the fourth quarter, the effect of the allocation of non-deductible goodwill to the gain on the IDT transaction in the third quarter, and a charge to establish a valuation allowance against our net U.S. deferred tax asset as management has determined it is more likely than not that the company will not realize its full value based on current assumptions related to forecasted future income.

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

Liquidity and Capital Resources

Working Capital, Cash and Cash Equivalents, Short-term Investments, and Securities Held for Sale. The following table presents working capital, cash and cash equivalents and short-term investments and securities held for sale (in thousands):

	December 31, 2007	December 31, 2006	Decrease
Working capital	$77,741	$108,569	$30,828
Cash and cash equivalents(1)	20,773	30,686	9,913
Short-term investments and securities held for sale(1)	50,438	62,800	12,362

(1)	Included in working capital.

The decrease of our working capital of $30.8 million as of December 31, 2007, represents a decrease from our working capital as of December 31, 2006 primarily due to the $23.3 million of cash used in our operations and the $6.9 million used for equipment and intangible asset purchases in the year ended December 31, 2007.

We have historically financed our operations primarily through cash from our operating and financing activities. In recent periods, however, we have financed our operations through the sale of short term investments and through the sale of our PC audio product line in the third quarter of 2006. Our principal source of liquidity as of December 31, 2007, consisted of $71.2 million in cash, cash equivalents, short-term investments, and securities held for sale. As of December 31, 2007, our short-term investments and securities held for sale consisted of state and municipal debt securities, primarily auction-rate preferred notes, corporate bonds and commercial paper.

Operating Activities. Net cash used in operations was $23.3 million during the year ended December 31, 2007, compared to $49.9 million for the year ended December 31, 2006. Net cash used in operating activities decreased in the year ended December 31, 2007, compared to the year ended December 31, 2006, primarily due to reductions in research and development and selling, general and administrative expenses. Other factors that affected our cash used in operations included an increase in accounts receivable of $2.4 million during the year ended December 31, 2007, due to the timing of customer invoicing during the fourth quarter of 2007 and the timing of customer payments, compared to a decrease of $36.1 million, during the year ended December 31, 2006. Our inventory decreased by $8.5 million in the year ended December 31, 2007, compared to an increase of $3.1 million in the year ended December 31, 2006, as a result of increased management focus on reducing inventory levels. Our accounts payable decreased $3.3 million during the year ended December 31, 2007 due to reduced inventory purchases to meet expected demand and the timing of payments to vendors. This compares to a decrease of $29.3 million in accounts payable during the year ended December 31, 2006.

Accrued expenses decreased $5.0 million during the year ended December 31, 2007, compared to an increase of $1.5 million in the year ended December 31, 2006, primarily due to a decrease in accrued compensation and a decrease in accrued withholding taxes. The increase in deferred revenue and other liabilities of approximately $1.5 million during the year ended December 31, 2007, is primarily due to the shipments of distributor inventories in the third and fourth quarters of 2007 to meet expected demand.

Investing Activities. Our investing activities provided cash of $12.5 million and $41.6 million during the year ended December 31, 2007 and 2006, respectively. Investing activities during the year ended December 31, 2007 primarily represented net proceeds from short-term investments and securities held for sale. In addition, investing activities also provided cash of $7.1 million in the form of restricted cash related to the IDT sale in 2006 that was released from escrow during the year ended December 31, 2007. Cash received from investing activities during the year ended December 31, 2006, consisted primarily of the proceeds received from the sale of our PC audio codec product line to IDT.

The fair value of our investments in marketable securities at December 31, 2007, was $50.7 million, of which $50.4 million is classified as short-term investments and securities held for sale, and $0.3 million is classified as long-term investments. Investments with maturities beyond one year may be classified as short-term based on their liquid nature and because such marketable securities represent the investment of cash that is available for current operations.

At December 31, 2007, $45.8 million of our marketable securities consisted of auction rate securities, collateralized by student loans, which are substantially guaranteed by the federal government as part of the FFELP. The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of the auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. The credit markets are currently experiencing significant uncertainty, and some of this uncertainty has impacted the markets where our auction rate securities would be offered. We are unable to estimate the impact, if any, which emerging credit market conditions may have on the liquidity of our auction rate securities. Any reduction in liquidity of our auction rate securities will not have a material impact on our overall liquidity needs in the next twelve months. We believe the carrying value of these securities is not impaired, but we may have to reclassify the investment from short-term to long-term investments if future liquidity conditions mandate.

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

Capital expenditures were $6.9 million and $12.1 million during the years ended December 31, 2007 and 2006, respectively. These expenditures during the year ended December 31, 2007, were incurred primarily for the purchase of engineering tools, computer equipment, and software.

Financing Activities. Our financing activities provided $0.8 million and used $26.9 million of cash during the years ended December 31, 2007 and 2006, respectively. On January 25, 2006, our board of directors authorized a share repurchase plan for up to $30.0 million of our common stock, pursuant to which we purchased approximately 2.6 million shares for $30.0 million. We received $1.1 million and $2.4 million in proceeds from the exercise of employee stock options and our Employee Stock Purchase Plan (“ESPP”) during the years ended December 31, 2007 and 2006, respectively. These proceeds were invested in short-term, investment grade, interest bearing instruments, pending their use to fund working capital, acquisitions and capital expenditures as required.

Contractual Obligations. The following table describes our commitments to settle contractual obligations in cash as of December 31, 2007:

	Amount of Commitment Maturing by Year (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (excludes sublease income) (1)	$29,375	$6,682	$12,195	$7,879	$2,619
Capital leases (includes interest)	150	150	—	—	—
Long-term liabilities (excluding amounts related to operating leases presented above)	58	—	—	—	58
Other liabilities (2)	536	412	124	—	—
Purchase obligations (3)	13,244	6,401	5,872	971	—

Total commitments	$43,363	$13,645	$18,191	$8,850	$2,677

(1) Operating lease obligations include amounts for leased facilities.

(2) Obligations related to executive severance

(3) Purchase obligations include contractual arrangements related to IP and software development tools and contractual arrangements in the form of purchase orders with suppliers where there is a fixed non-cancelable payment schedule or minimum payments due with a reduced delivery schedule.

We have excluded $6.1 million of liabilities for unrecognized tax benefits, accrued in accordance with FIN 48, Accounting for Income Tax Uncertainties, from the table above because no reliable estimate of expected cash outflow can be made.

Capital Requirements. We anticipate that operating expenses, changes in working capital, and capital expenditures will continue to constitute a material use of our cash resources. Based on current business conditions and our current operating and financial plans, we believe our existing cash, short-term investments, and securities held for sale balances, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors, including our level of revenues, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products, the costs to ensure access to adequate manufacturing capacity, the amount of our net losses and our ability to return to profitability, and the continuing market acceptance of our products. We could be required, or could elect, to seek additional funding through public or private equity or debt financing and additional funds may not be available on terms acceptable to us or at all. If we are unable to obtain additional financing, if needed, we may be required to reduce the scope of our planned product development and sales and marketing efforts, which could harm our business, financial condition and operating results. We may enter into strategic arrangements in the future which also could require us to seek additional equity or debt financing. There can be no assurances that we can reduce our net losses and negative cash flow in the foreseeable future. Also, there can be no assurances that we can raise capital as needed to fund our operations on an ongoing basis.

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

Inventory Valuation. We value our inventory at the lower of the standard costs of our inventory or its current estimated market value using the first-in, first-out basis. We establish inventory reserves at least quarterly for estimated obsolescence or unmarketable inventories on an amount equal to the difference between the cost of the inventory and its estimated realizable value, based upon assumptions about future demand and market conditions. If actual demand and market conditions are less favorable than those projected, additional inventory reserves may be required that could adversely affect our operating results.

Stock-Based Compensation. The Company accounts for stock based compensation pursuant to the fair-value standards required by SFAS123R. SFAS123R requires companies to recognize the fair-value of stock based compensation transactions in the results of operations. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms of the awards, risk-free rates and dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those awards expected to vest. Expected forfeiture rates are based on historical rates and our analysis of potential future forfeiture rates. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different. We periodically evaluate the assumptions used in the Black-Scholes model, and calculate expected volatility based on a combination of our historical and implied volatility. The Company has historically calculated the expected term using the “simplified method”, as prescribed in Staff Accounting Bulletin No. 107, Share-Based Payment. The Company used the “simplified method” for the first two fiscal quarters of 2007. Beginning in the third quarter of 2007, the Company began using historical exercise activity and other factors to determine the expected term (see Note 11 of Notes to Consolidated Financial Statements).

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

As a multinational corporation, we are subject to taxation in numerous jurisdictions. The determination of the provision for income taxes requires us to take positions on certain issues where there is uncertainty in the application of the tax law. We account for uncertain tax positions under FIN 48, Accounting for Income Tax Uncertainties, which requires that the benefit from uncertain positions be recognized only when it is more likely than not that the position will be sustained upon examination, based solely on its technical merits. Our provision for income taxes includes amounts intended to satisfy unfavorable adjustments by the Internal Revenue Service and tax authorities in other jurisdictions in an examination of our income tax returns.

Recent Accounting Pronouncements

In June 2007, the FASB also ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by the Company in the first quarter of fiscal 2008. The Company does not expect the adoption of EITF 07-3 to have a material effect on the consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, of SFAS 141R on our financial position and results of operation.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to accumulated deficit as of the date of initial adoption. We do not believe that the adoption of this standard will have a significant impact on our consolidated results of operation or statement of financial position. We do not expect to elect the fair value election for any assets or financial liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 is definitional and disclosure-oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS 157 are effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe that the adoption of this standard will have a significant impact on our consolidated results of operation or statement of financial position.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. We have adopted FIN 48 effective January 1, 2007. FIN 48 is effective for fiscal years beginning after December 15, 2006. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption were accounted for as a cumulative-effect adjustment recorded to accumulated deficit (see Note 12 of Notes to Consolidated Financial Statements).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. The primary objective of our investment activities is to preserve principal while maximizing the income without significantly increasing risk. Some of the securities in which we invest may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents, short-term investments, and securities held for sale in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit. The risk associated with fluctuating interest rates is limited to our investment portfolio and we do not believe that a 10% change in interest rates would have a significant impact on the market value of our investments. As of December 31, 2007, all of our investments were in money market accounts or investment grade securities.

The interest rates on our auction rate securities are typically reset by auction every twenty-eight days. Although our auction rate securities have been readily marketable, if an auction were to fail, we may not be able to sell these securities on the planned reset date thereby increasing our holding period.

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

The following tables set forth our unaudited quarterly statements of operations for each of the eight quarters ended December 31, 2007, as well as such data expressed as a percentage of our revenues for the quarters presented. We have prepared the unaudited information on the same basis as our audited financial statements. This table includes all adjustments, consisting only of normal recurring adjustments that we consider necessary for a fair statement. Operating results for any quarter are not necessarily indicative of results for any future periods.

	Three Months Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(in thousands, except per share data) (unaudited)
Statements of Operations Data:
Revenues, net	$33,195	$41,178	$30,734	$22,019	$37,524	$45,008	$43,812	$33,021
Gross profit	14,045	17,633	11,675	7,728	13,822	17,207	18,922	14,730
Research and development	12,811	16,363	17,282	18,321	21,971	23,416	23,061	22,192
Selling, general and administrative	5,553	6,519	8,271	9,838	12,320	11,294	12,639	13,993
Goodwill impairment	—	—	—	—	63,334	—	—	—
Impairment of long lived assets	398	—	—	—	18,477	—	—	—
Loss (gain) on asset disposition	320	—	—	594	—	(45,673)
Total operating expenses	19,082	22,882	25,553	28,753	116,102	(10,963)	35,700	36,185
Operating (loss) income	(5,037)	(5,249)	(13,878)	(21,025)	(102,280)	28,170	(16,778)	(21,455)
Net (loss) income	(3,994)	(4,018)	(11,629)	(18,136)	(98,735)	11,510	2,927	(24,726)
Basic net (loss) income per share	$(0.11)	$(0.11)	$(0.32)	$(0.51)	$(2.78)	$0.33	$0.08	$(0.69)
Diluted net (loss) income per share	$(0.11)	$(0.11)	$(0.32)	$(0.51)	$(2.78)	$0.32	$0.08	$(0.69)
Basic weighted-average number of shares used in per share calculations	36,038	35,845	35,818	35,533	35,483	35,043	34,881	35,787
Diluted weighted-average number of shares used in per share calculations	36,038	35,845	35,818	35,533	35,483	35,608	35,695	35,787

As a Percentage of Revenues:
Revenues, net	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Gross profit	42.3	42.8	38.0	35.1	36.8	38.2	43.2	44.6
Research and development	38.6	39.7	56.2	83.2	58.6	52.0	52.6	67.2
Selling, general and administrative	16.7	15.8	26.9	44.7	32.8	25.1	28.8	42.4
Goodwill impairment	—	—	—	—	168.8	—	—	—
Impairment of long lived assets	1.2	—	—	—	49.2	—	—	—

Loss (gain) on asset disposition	1.0	—	—	2.7		(101.5)	—	—
Total operating expenses	57.5	55.6	83.1	130.6	309.4	(24.4)	81.5	109.6
Operating (loss) income	(15.2)	(12.7)	(45.2)	(95.5)	(272.6)	62.6	(38.3)	(65.0)
Net (loss) income	(12.0)	(9.8)	(37.8)	(82.4)	(263.1)	25.6	6.7	(74.9)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

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

We carried out an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our management, concluded that our internal control over financial reporting was effective as of December 31, 2007, based on the criteria issued by COSO in Internal Control—Integrated Framework.

BDO Seidman, LLP, the independent registered public accounting firm who also audited our Consolidated Financial Statements included in this Annual Report on Form 10-K, has issued an attestation report on our internal control over financial reporting as of December 31, 2007, which is set forth below under “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders

SigmaTel, Inc.

Austin, Texas

We have audited SigmaTel, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, SigmaTel, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of SigmaTel, Inc. as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2007, and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Houston, Texas

February 21, 2008

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Austin, Texas, on February 29, 2008.

SIGMATEL, INC.

By:	/s/ Phillip E. Pompa
Phillip E. Pompa President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME	TITLE	DATE

/s/ Phillip E. Pompa Phillip E. Pompa	President and Chief Executive Officer (principal executive officer)	February 29, 2008

/s/ R. Scott Schaefer R. Scott Schaefer	Vice President of Finance and Chief Financial Officer (principal financial and accounting officer)	February 29, 2008

/s/ William P. Osborne William P. Osborne	Chairman of the Board of Directors	February 29, 2008

/s/ Robert T. Derby Robert T. Derby	Director	February 29, 2008

/s/ Alexander M. Davern Alexander M. Davern	Director	February 29, 2008

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

2.3(3)	Asset Purchase Agreement, dated July 25, 2006, by and between SigmaTel and Integrated Device Technologies, Inc.

2.4(4)	Agreement and Plan of Merger, dated February 3, 2008, by and between SigmaTel, Inc., Freescale Semiconductor, Inc., and PHX Acquisition, Inc.

3.1(5)	Second Restated Certificate of Incorporation of SigmaTel, Inc.

3.2(6)	Amended and Restated Bylaws of SigmaTel, Inc.

4.1(7)	Specimen certificate for shares of common stock

10.1(8)	SigmaTel 1995 Stock Option/Stock Issuance Plan, as amended to date

10.2(9)	SigmaTel 2003 Equity Incentive Plan

10.3(10)	Forms of Stock Option and Restricted Stock Units Agreements and Stock Option and Restricted Stock Units Grant Notices

10.4(11)	Form of Indemnification Agreement for directors and officers

10.5(12)	Lease Agreement dated July 29, 2004, by and between SigmaTel, Inc. and Prentiss Properties Acquisition Partners, L.P.

10.6(13)	First Amendment to Lease dated November 2, 2005, by and between SigmaTel, Inc. and Prentiss Properties Acquisition Partners, L.P.

10.7(14)	Incentive Bonus Plan

10.8(15)	SigmaTel, Inc. Amended and Restated Executive Change in Control Severance Plan

21.1	List of SigmaTel’s subsidiaries

23.1	Consent of BDO Seidman, LLP

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.01	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(1)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 1, 2005.

(2)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 12, 2005.

(3)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 28, 2006.

(4)	Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 4, 2008.

(5)	Incorporated by reference to Exhibit 3.3 of the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.

(6)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 21, 2007.

(7)	Incorporated by reference to the Exhibit of the same number to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.

(8)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-106796), declared effective by the Securities and Exchange Commission on September 18, 2003.

(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on April 25, 2005.

(10)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 16, 2007, and to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on March 6, 2007.

(11)	Incorporated by reference to Exhibit 10.15 to the Registrant’s Form S-1 Registration Statement (Registration No. 333-112280), filed with the Securities and Exchange Commission on January 28, 2004.

(12)	Incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on October 19, 2004.

(13)	Incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2006.

(14)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 2, 2005.

(15)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 31, 2007.

SigmaTel, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

SigmaTel, Inc.

Austin, Texas

We have audited the accompanying consolidated balance sheet of SigmaTel, Inc. as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2007. In connection with our audit of the financial statements, we have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SigmaTel, Inc. at December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 and Note 12, respectively, to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions and changed its method of accounting for sabbatical leave as of January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SigmaTel, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated February 21, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Houston, Texas

February 21, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SigmaTel, Inc:

In our opinion, the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of two years in the period ended December 31, 2006 present fairly, in all material respects, the financial position of SigmaTel, Inc and its subsidiaries at December 31, 2006 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2006 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Austin, TX

February 28, 2008

SigmaTel, Inc.

Consolidated Balance Sheets

(in thousands)

	December 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$20,773	$30,686
Restricted cash	193	7,354
Short-term investments and securities held for sale	50,438	62,800
Accounts receivable, (net of allowances of $450 and $707 at December 31, 2007 and 2006, respectively)	14,921	12,556
Inventories, (net of allowances of $1.621 and $3,369 at December 31, 2007 and 2006, respectively)	12,295	20,794
Income taxes receivable	2,517	3,365
Prepaid expenses and other current assets	2,729	5,591

Total current assets	103,866	143,146

Property, equipment and software, net	8,793	13,301
Intangible assets, net	14,645	15,370
Non-current income tax receivable	6,559	—
Long-term investments	252	—
Other long-term assets	1,137	1,574

Total assets	$135,252	$173,391

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,234	$16,338
Accrued compensation	5,293	8,712
Other accrued expenses	3,539	5,327
Deferred revenue	2,771	1,242
Income taxes payable	125	2,729
Current portion of long-term obligations	163	229

Total current liabilities	26,125	34,577

Non-current income taxes payable	6,107	4,453
Other liabilities	2,182	809

Total liabilities	33,414	39,839

Commitments and contingencies (see Note 13 of Notes to Consolidated Financial Statements)

Stockholders’ Equity:
Common stock, $0.0001 par value; 170,000 shares authorized; shares issued and outstanding: 36,160 and 36,070 at 2007 and 35,603 and 35,513 at 2006, respectively	4	4
Additional paid-in capital	204,873	197,711
Notes receivable from stockholders	—	(5)
Treasury stock, 90 shares at cost	(741)	(741)
Accumulated deficit	(103,673)	(63,687)
Accumulated other comprehensive income	375	270

Total stockholders’ equity	100,838	133,552

Total liabilities and stockholders’ equity	$135,252	$173,391

The accompanying notes are an integral part of these consolidated financial statements.

SigmaTel, Inc.

Consolidated Statements of Operations

(in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenues, net	$127,126	$159,365	$324,457
Cost of goods sold	76,045	94,686	149,086

Gross profit	51,081	64,679	175,371
Operating expenses:
Research and development	64,777	90,640	75,976
Selling, general and administrative	30,179	50,245	43,033
Goodwill impairment (Note 6)	–	63,334	—
Impairment of long-lived assets (Note 6)	398	18,477	—
Loss (gain) on asset disposition	915	(45,673)	—

Total operating expenses	96,269	177,023	119,009

Operating (loss) income	(45,188)	(112,344)	56,362
Other income (expense):
Interest income, net	4,053	3,084	4,096
Foreign exchange loss	(147)	(221)	(69)
Other income	—	50	—

(Loss) income before income taxes	(41,282)	(109,431)	60,389

Income tax (benefit) expense	(3,505)	(407)	24,510

Net (loss) income	$(37,777)	$(109,024)	$35,879

Basic net (loss) income per share	$(1.05)	$(3.09)	$0.99
Diluted net (loss) income per share	$(1.05)	$(3.09)	$0.95
Weighted average shares used to compute:
Basic net (loss) income per share	35,809	35,304	36,132
Diluted net (loss) income per share	35,809	35,304	37,912

The accompanying notes are an integral part of these consolidated financial statements.

SigmaTel, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands)

			Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Stock-Based Compensation	Treasury Stock	Unrealized Gains (Losses) on Securities	Cumulative Translation Adjustment	Accumulated Surplus (Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balance, December 31, 2004	35,205	$4	$173,480	$(7)	$(1,278)	$(741)	$—	$—	$9,458	$180,916
Components of comprehensive income:
Net income	—	—	—	—	—	—	—	—	35,879	35,879
Unrealized loss on short-term investments, net of taxes	—	—	—	—	—	—	(19)	—	—	(19)

Total comprehensive income										35,860

Issuance of common stock upon exercise of options	773	—	2,491	—	—	—	—	—	—	2,491
Issuance of common stock upon offering from Employee Stock Purchase Plan	92	—	1,711	—	—	—	—	—	—	1,711
Issuance of common stock in conjunction with acquisition	1,437	—	28,179	—	—	—	—	—	—	28,179
Options assumed in conjunction with purchase acquisitions	—	—	5,179	—	(3,843)	—	—	—	—	1,336

Payments of amounts receivable from stockholders	—	—	—	2	—	—	—	—	—	2
Tax benefit related to exercise of employee stock options	—	—	7,743	—	—	—	—	—	—	7,743
Deferred stock-based compensation	—	—	(291)	—	(6)	—	—	—	—	(297)
Amortization of deferred compensation	—	—	—	—	1,253	—	—	—	—	1,253

Balance, December 31, 2005	37,507	$4	$218,492	$(5)	$(3,874)	$(741)	$(19)	$—	$45,337	$259,194

Components of comprehensive loss:

Net loss	—	—	—	—	—	—	—	—	(109,024)	(109,024)
Cumulative translation adjustment	—	—	—	—	—	—	—	270		270
Unrealized gain on short-term investments, net of taxes	—	—	—	—	—	—	19	—	—	19

Total comprehensive loss										(108,735)

Issuance of common stock upon exercise of options	358	—	684	—	—	—	—	—	—	684
Issuance of common stock upon offering from Employee Stock Purchase Plan	337	—	1,676	—	—	—	—	—	—	1,676
Repurchase and retirement of common stock	(2,599)	—	(29,999)	—	—	—	—	—	—	(29,999)
Tax benefit related to exercise of employee stock options	—	—	537	—	—	—	—	—	—	537
Effect of adoption of SFAS 123R	—	—	(3,874)	—	3,874	—	—	—	—	—
Stock based compensation	—	—	10,195	—	—	—	—	—	—	10,195

Balance, December 31, 2006	35,603	$4	$197,711	$(5)	$—	$(741)	$—	$270	$(63,687)	$133,552

Components of comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(37,777)	(37,777)
Cumulative translation adjustment	—	—	—	—	—	—	—	109		109
Unrealized gain on short-term investments and securities held for sale, net of taxes	—	—	—	—	—	—	(4)	—	—	(4)

Total comprehensive loss										(37,672)
Issuance of common stock upon exercise of options	201	—	181	—	—	—	—	—	—	181
Issuance of common stock upon offering from Employee Stock Purchase Plan	356	—	871	—	—	—	—	—	—	871
Tax shortfall related to write-off of employee stock options deferred tax asset	—	—	(9)	—	—	—	—	—	—	(9)

Effect of adoption of FIN48 and EITF-06-2	—	—	(368)	—	—	—	—	—	(2,209)	(2,577)
Stock based compensation	—	—	6,487	5	—	—	—	—	—	6,492

Balance, December 31, 2007	36,160	$4	$204,873	$—	$—	$(741)	$(4)	$379	$(103,673)	$100,838

The accompanying notes are an integral part of these consolidated financial statements.

SigmaTel, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net (loss) income	$(37,777)	$(109,024)	$35,879
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Depreciation and amortization	11,273	14,471	8,860
Goodwill impairment	—	63,334	—
Impairment of long-lived assets	398	18,477	—
Loss (gain) on disposition of assets	915	(45,673)	—
Stock-based compensation	6,492	10,195	1,253
Write off of in-process research and development	—	—	11,610
Excess tax benefit from employee stock plans	—	(1,004)	7,743
Lease abandonment adjustments	619	—	(385)
Sabbatical leave benefit	(108)	—	—
Other non-cash (benefit) expenses	62	174	(76)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combinations:
Accounts receivable, net	(2,365)	36,077	(11,574)
Inventories, net	8,499	(3,135)	(1,991)
Prepaid expenses and other assets	2,891	1,438	(1,598)
Other non-current assets	657	661	(1,213)
Deferred tax assets and liabilities	(259)	53	5,674
Accounts payable	(3,341)	(29,345)	23,515
Accrued expenses	(4,999)	1,480	1,745
Current portion of long-term obligations	(394)	(522)	(341)
Income taxes receivable and payable	(7,773)	1,036	3,157
Deferred revenue	1,529	(8,908)	(293)
Other liabilities	346	340	(529)

Net cash (used in) provided by operating activities	(23,335)	(49,875)	81,436

Cash flows from investing activities:
Proceeds from maturities of short-term investments and securities held for sale	137,169	37,724	166,956
Purchases of short-term investments and securities held for sale	(124,774)	(47,343)	(105,831)
Purchases of long-term investments	(252)	—	—
Purchases of property, equipment, software and intangible assets	(6,865)	(12,110)	(15,352)
Proceeds from asset dispositions	87	70,715	—
Decreases (increases) in restricted cash	7,161	(7,354)	—
Acquisition of businesses, net of cash acquired	—	—	(92,820)

Net cash provided by (used in) investing activities	12,526	41,632	(47,047)

Cash flows from financing activities:
Payments of capital lease obligations	(235)	(252)	(57)
Common stock repurchases	—	(29,999)	—
Proceeds from notes receivable from stockholders	—	—	2
Excess tax benefit from employee stock plans	—	1,004	—
Proceeds from issuance of common stock, net of issuance costs	1,052	2,360	4,202

Net cash provided by (used in) financing activities	817	(26,887)	4,147

Effect of exchange rate changes on cash and cash equivalents	79	104	(70)
Net (decrease) increase in cash and cash equivalents	(9,913)	(35,026)	38,466
Cash and cash equivalents, beginning of year	30,686	65,712	27,246

Cash and cash equivalents, end of year	$20,773	$30,686	$65,712

The accompanying notes are an integral part of these consolidated financial statements.

SigmaTel, Inc.

Notes to Consolidated Financial Statements

1. Organization

SigmaTel, Inc. (the “Company” or “SigmaTel”) was incorporated on December 28, 1993, and is a fabless designer of analog-intensive mixed-signal integrated circuits headquartered in Austin, Texas. Since July 2004, SigmaTel has established international subsidiaries and/or opened offices in Hong Kong; Taipei, Taiwan; Shenzhen, China; Singapore; Seoul, South Korea; and Tokyo, Japan. The accompanying consolidated financial statements include the accounts of SigmaTel and each of its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Certain reclassifications have been made to prior periods presented in the consolidated financial statements to conform to the current year presentation. Previously, the Company recorded amortization of stock-based compensation as a separate line item in the consolidated statements of operations. In March 2005, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 107 (“SAB 107”), which states that companies should present the expense related to share-based payment arrangements in the same line or lines as cash compensation paid to the same employees. Accordingly, the Company has reclassified share-based payments previously recorded as amortization of deferred stock-based compensation to the appropriate functional categories. The reclassifications had no impact on the Company’s financial position, operating (loss) income, or net (loss) income. The following table summarizes stock-based compensation expense that is now recorded within functional categories in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2007	2006	2005
Research and development	$4,534	$5, 767	$869
Selling, general and administrative	1,958	4,428	384

	$6,492	$10,195	$1,253

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions made by management include those relating to revenue recognition, inventory valuation, deferred tax asset valuation, and contingencies. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

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

SigmaTel, Inc.

Notes to Consolidated Financial Statements – (Continued)

	Customers That Accounted For Greater Than 10% of Accounts Receivable, net		Customers That Accounted For Greater Than 10% of Revenues, net
	December 31,		Year Ended December 31,
	2007	2006	2007	2006	2005
Customer A	13%	15%	17%	19%	14%
Customer B	17	—	12	—	—
Customer C	12	—	11	—	—
Customer D	19	—	—	—	—
Customer E	—	—	—	—	18
Customer F	11	—	—	—	—
Customer G	—	15	—	—	—
Customer H	—	—	—	—	15

The Company performs ongoing credit evaluations of its customers’ financial condition and has a foreign trade insurance policy for significant international customers to minimize credit risk. The Company maintains an allowance for doubtful accounts to cover the uninsured portion of trade receivables and estimated losses resulting from uncollectible accounts. The Company will write off a receivable account once the account is deemed uncollectible. Accounts receivable write-offs to date have been minimal. As of December 31, 2007 and 2006, the Company had an allowance for doubtful accounts of $0.5 million and $0.7 million, respectively. Financial instruments that potentially subject the Company to significant concentrations of risk consist primarily of cash, cash equivalents, short-term investments, securities held for sale, and accounts receivable. The Company places its short-term investments and securities held for sale primarily in multiple types of investment-grade securities.

Cash and Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents. The Company is exposed to credit risk in the event of default by the financial institutions and issuers of the investments. The Company maintains cash and cash equivalent balances in highly-rated financial institutions and has not experienced any material losses relating to any cash or cash equivalents.

Restricted Cash

The Company classifies amounts as restricted cash if the funds are not available for general corporate use as of the balance sheet date.

Short-term Investments and Securities Held for Sale

Short-term investments and securities held for sale consist of corporate, state and municipal securities with readily determinable fair market values and original maturities in excess of three months. Investments with maturities beyond one year may be classified as short-term based on their liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company’s investments are classified as “available-for-sale” and accordingly are reported at fair value, with unrealized gains and losses reported as a component of stockholders’ equity. Unrealized losses are charged against income when a decline in the fair market value of an individual security is determined to be other than temporary. Realized gains and losses on investments are included in interest income and are determined on the specific identification method.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of uncollectible amounts in its existing accounts receivable. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of its allowance for doubtful accounts. The Company includes any receivables balances that are determined to be uncollectible in its overall allowance for doubtful accounts. The Company reviews its allowance for doubtful accounts quarterly. Account balances are charged off against the allowance when the Company believes that it is probable the receivable will not be recovered.

SigmaTel, Inc.

Notes to Consolidated Financial Statements – (Continued)

Inventories

Inventories are stated at the lower of cost or market using the first-in, first-out basis. Provisions are made to reduce excess or obsolete inventories to their estimated net realizable values.

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

Impairment of Long-lived Assets

The Company evaluates long-lived assets held and used by the Company for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows of those assets, and is recorded in the period in which the determination is made. Refer to Note 6 for discussion of impairments recorded in 2007 and 2006.

Intangible Assets

Intangible assets consist of developed product technology, trademarks and trade names, patents and licenses to use intellectual property in manufacturing. Intangible assets are recorded at cost and amortized over the shorter of the contractual life or the estimated useful life, which is generally between five to nine years. Amortization of developed product technology is reflected in cost of goods sold in the consolidated statements of operations. Refer to Note 6 for discussion of the impairments recorded in 2007 and 2006.

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

SigmaTel, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

As a multinational corporation, the Company is subject to taxation in numerous jurisdictions. The determination of the provision for income taxes requires the Company to take positions on certain issues where there is uncertainty in the application of the tax law. The Company accounts for uncertain tax positions under FIN 48, Accounting for Income Tax Uncertainties, which requires that the benefit from uncertain positions be recognized only when it is more likely than not that the position will be sustained upon examination, based solely on its technical merits. The provision for income taxes includes amounts intended to satisfy unfavorable adjustments by the Internal Revenue Service and tax authorities in other jurisdictions in an examination of the Company’s income tax returns (see Note 12 of Notes to Consolidated Financial Statements).

Revenue Recognition

Revenues from product sales are recognized when persuasive evidence of an agreement exists and upon shipment, or later if required by shipping terms, provided title is transferred, prices are fixed or determinable, and collection is deemed probable. Revenues primarily consist of product sales to direct customers and distributors. Revenues and related costs of goods sold on sales to distributors with rights of return and price protection on products unsold are deferred and subsequently recognized upon sell-through to their end customer. The Company has deferred revenue from nonrecurring engineering fees (“NRE”), and defers revenues from NRE until the obligations under the NRE agreements have been met.

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

Consolidation and Foreign Currency Translation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated. The reporting currency of the Company’s foreign subsidiaries is the U.S. dollar and the functional currency is the local currency in which the foreign subsidiaries operate. Assets and liabilities are translated at exchange rates in effect at the balance sheet date. Income and expense accounts are translated at the average monthly exchange rates for the periods. Resulting translation adjustments are recorded as a component of stockholders’ equity. There were $0.1 million, $0.3 million, and zero cumulative translation adjustments at December 31, 2007, 2006, and 2005, respectively. Gains and losses from currency transactions denominated in currencies other than the functional currency are recorded as other income or expense in the consolidated statements of operations.

SigmaTel, Inc.

Notes to Consolidated Financial Statements – (Continued)

Research and Development

Costs for research and development of the Company’s products are expensed as incurred. These costs include salaries, contractor fees, and allocated expenses.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Total advertising and promotional expenses was approximately $0.2 million, $1.1 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock-Based Compensation

The Company accounts for stock based compensation pursuant to the fair value standards required by SFAS123R. SFAS123R requires companies to recognize the fair-value of stock based compensation transactions in the results of operations. The fair value of our stock-based awards is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes valuation calculation requires us to estimate key assumptions such as future stock price volatility, expected terms of the awards, risk-free rates and dividend yield. If our actual experience differs significantly from the assumptions used to compute our stock-based compensation cost, or if different assumptions had been used, we may have recorded too much or too little stock-based compensation cost. In addition, we are required to estimate the expected forfeiture rate of our stock grants and only recognize the expense for those awards expected to vest. Expected forfeiture rates are based on historical rates and our analysis of potential future forfeiture rates. If the actual forfeiture rate is materially different from our estimate, our stock-based compensation expense could be materially different. We periodically evaluate the assumptions used in the Black-Scholes model, and calculate expected volatility based on a combination of our historical and implied volatility. The Company has historically calculated the expected term using the “simplified method”, as prescribed in Staff Accounting Bulletin No. 107, Share-Based Payment. The Company used the “simplified method” for the first two fiscal quarters of 2007. Beginning in the third quarter of 2007, the Company began using historical exercise activity and other factors to determine the expected term (see Note 11 of Notes to Consolidated Financial Statements).

Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares of common stock outstanding for the period. Diluted net (loss) income per share is computed giving effect to all potential dilutive common stock, including options, warrants, and common stock subject to repurchase.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net (loss) income per share follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Net (loss)	$(37,777)	$(109,024)	$35,879

Denominator:
Weighted-average common stock outstanding	35,811	35,482	36,237
Less: weighted-average shares subject to repurchase	(2)	(23)	(21)
Less: shares held in escrow	—	(155)	(84)

Weighted-average shares used in computing basic net (loss) income per share	35,809	35,304	36,132
Dilutive potential common shares used in computing diluted net (loss) income per share	—	—	1,780

Total weighted-average number of shares used in computing diluted net (loss) income per share	35,809	35,304	37,912

The following outstanding options were excluded from the computation of diluted net (loss) income per share as they had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2007	2006	2005
Options to purchase common stock	4,593	5,112	1,676

SigmaTel, Inc.

Notes to Consolidated Financial Statements – (Continued)

Recent Accounting Pronouncements

In June 2007, the FASB also ratified EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by the Company in the first quarter of fiscal 2008. The Company does not expect the adoption of EITF 07-3 to have a material effect on the consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, of SFAS 141R on our financial position and results of operation.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 160 on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits an entity to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. Entities electing the fair value option would be required to recognize changes in fair value in earnings. Entities electing the fair value option are required to distinguish, on the face of the statement of financial position, the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to accumulated deficit as of the date of initial adoption. We do not believe that the adoption of this standard will have a significant impact on our consolidated results of operation or statement of financial position. We do not expect to elect the fair value election for any assets or financial liabilities.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 is definitional and disclosure-oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. SFAS 157 provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. SFAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of SFAS 157 are effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We do not believe that the adoption of this standard will have a significant impact on our consolidated results of operation or statement of financial position.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Income Tax Uncertainties (“FIN 48”). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The recently issued literature also provides guidance on the de-recognition, measurement and classification of

SigmaTel, Inc.

Notes to Consolidated Financial Statements – (Continued)

income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any recorded income tax uncertainties. We have adopted FIN 48 effective January 1, 2007. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption were accounted for as a cumulative-effect adjustment recorded to accumulated deficit (see Note 12 of Notes to Consolidated Financial Statements).

3. Short-Term Investments and Securities Held for Sale

Short-term investments and securities held for sale at December 31, 2007 and 2006, consisting of corporate, state and municipal securities, were acquired at an aggregate cost of $50.4 million and $62.8 million, respectively. The fair values of these instruments are based on market interest rates and other market information available to management as of each balance sheet date presented and were not significantly different than the aggregate cost at December 31, 2007 or 2006.

The Company periodically analyzes its short-term investments and securities held for sale for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions that reflect prospects for the economy as a whole or information pertaining to the specific investments indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investment, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these reviews, the Company recognized no impairment charges during the year ended December 31, 2007.

Short-term investments and securities held for sale consisted of the following as of December 31, 2007 (in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Auction-rate preferred notes	45,800	—	—	45,800
Corporate bonds	1,548	—	(2)	1,546
Commercial paper	1,992	—	—	1,992
Variable-rate demand notes	1,100	—	—	1,100

Total investments	$50,440	$—	$(2)	$50,438

Short-term investments and securities held for sale consisted of the following as of December 31, 2006 (in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Auction-rate preferred notes	59,500	—	—	59,500
Variable-rate demand notes	3,300	—	—	3,300

Total investments	$62,800	$—	$—	$62,800

Management classifies investments in marketable securities at the time of purchase and reevaluates such classification at each balance sheet date. Securities classified as available-for-sale are stated at fair value. As of December 31, 2007, liquid investments total $50.4 million, of which $3.6 million mature within three months, $1.1 million mature within more than three months, but less than one year, and $45.8 million mature beyond five years, but have interest reset maturities of 28 days.

At December 31, 2007, we held $45.8 million of municipal notes with a 28-day auction reset feature (“auction rate securities”). These securities are collateralized by higher education funded student loans which are substantially guaranteed by the federal government as part of the Federal Family Education Loan Program (FFELP). The Dutch auction process that resets the applicable interest rate at predetermined intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists. We have not experienced a failed auction for any of our securities as of December 31, 2007. However, we had several issues fail at auction in February 2008 with a par value of $24.9 million. Given the deteriorating credit markets, and the increased incidence of failure within the auction market in February 2008, there can be no assurance as to when we would be able to liquidate a particular issue. In such case of a failure we would not be able to access those funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process. Furthermore, if this situation were to persist, we may be required to record an impairment charge at a future date.

SigmaTel, Inc.

Notes to Consolidated Financial Statements – (Continued)

4. Inventories

Inventories, net of reserves, consist of the following (in thousands):

	December 31,
	2007	2006
Work-in-process	$6,449	$5,567
Finished goods	5,846	15,227

	$12,295	$20,794

At December 31, 2007 and 2006, the Company’s reserve for slow-moving and obsolete inventory was approximately $1.6 million and $3.4 million, respectively. The decrease in the reserve for the year ending December 31, 2007, is mainly related to items scrapped in the first quarter of 2007, and items that were previously reserved, but sold in the third and fourth quarter of 2007.

5. Property, Equipment and Software

Property, equipment and software is comprised of the following (in thousands):

	Estimated Useful Lives	December 31,
	in Years	2007	2006
Computers and equipment	2-5	$14,766	$17,513
Furniture and fixtures	5	5,169	7,148
Purchased software	3	13,527	13,354

		33,462	38,015
Less accumulated depreciation and amortization		(24,669)	(24,714)

		$8,793	$13,301

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was approximately $6.6 million, $7.2 million and $5.7 million, respectively. At December 31, 2007 and 2006, computer equipment under capital leases consists of approximately $0.5 million and $0.5 million, respectively. Accumulated amortization for computer equipment under capital leases totaled $0.4 million and $0.1 million as of December 31, 2007 and 2006, respectively.

6. Other Intangible Assets

The Company records intangible assets in accordance with SFAS No. 141 Business Combinations (“SFAS 141”) and SFAS 142 Goodwill and Other Intangible Assets (“SFAS 142”). The developed-product technologies the Company acquired from the above acquisitions were as follows: the Oasis acquisition consisted of three integrated circuit products (and the intellectual property contained therein) (“chips”), used to control the operation of devices which can scan, fax and print documents; the Protocom acquisition consisted of chips that are used in camcorders and other video capture equipment and implement different video compression and decompression algorithms; the Rio acquisition consisted of computer programs, intellectual property and other proprietary know-how related to the hard-drive MP3 player business; and the Apogee Technology, Inc. (“Apogee”) acquisition consisted of chips, which perform digital audio amplification functions and can be used in a variety of different consumer audio applications. The developed-product technologies above were feasible at the date of acquisition as they were being actively marketed and sold by the acquired companies at the respective dates of acquisition. The developed-product technologies were recognized as intangible assets separate from goodwill as they were capable of being separated or divided from the acquired entities and sold or licensed. The estimated useful lives were primarily based on the weighted average time to cash flows for each respective developed product technology.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company assesses the impairment of goodwill annually in the fourth quarter, or more frequently if other indicators of potential impairment arise. During the annual impairment analysis performed in the fourth quarter of 2006, it was determined that all of the goodwill attributable to the above mentioned

SigmaTel, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

The Company evaluates long-lived assets held and used by the Company for impairment whenever events or changes in circumstances indicate that their net book value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. During the fourth quarter of 2007, due to management’s changed intentions with the use of particular products, long-lived assets were tested for recoverability. Management determined that the carrying value of some assets exceeded the fair value. The Company used the discounted cash flow and cost approaches to determine the fair value. This resulted in an impairment charge of $0.4 million that was recorded against intangibles and is included in the “Impairment of Long-Lived Assets” line item in the consolidated statements of operations. The impairment charge consists of approximately $0.4 million for developed-product technology acquired during the acquisition of Protocom.

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

Other intangibles consist of the following (in thousands):

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Other intangible assets subject to amortization:
Developed product technology	$7,814	$(3,194)	$4,620	$8,212	$(1,825)	$6,387
Trademarks and trade names	500	(225)	275	500	(125)	375
Patents	4,486	(1,230)	3,256	3,703	(689)	3,014
Licenses to manufacture and other	13,323	(6,829)	6,494	9,870	(4,276)	5,594

	$26,123	$(11,478)	$14,645	$22,285	$(6,915)	$15,370

Intangible asset amortization expense was $4.6 million, $7.4 million, and $3.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated aggregate intangible asset amortization expense is expected to be $4.6 million in 2008 and is estimated to be $3.8 million in 2009, $3.4 million in 2010, $2.2 million in 2011, and $0.6 million in 2012 and beyond. The Company is amortizing intangible assets on a straight-line basis over their estimated useful lives. The weighted average useful life is generally 6 years for developed-product technology, 9 years for customer relationships, 7 years for trademarks and trade names, 7 years for patents, and 2 to 5 years for licenses to manufacture.

7. Long-Term Investments

Long-term investments at December 31, 2007, consisted of corporate securities that were acquired at a cost of $0.3 million. The fair values of these instruments are based on market interest rates and other market information available to management as of each balance sheet date presented and were not different than the aggregate cost at December 31, 2007.

The Company periodically analyzes its long-term investments for impairments considered other than temporary. In performing this analysis, the Company evaluates whether general market conditions that reflect prospects for the economy as a whole or information pertaining to the specific investment’s industry, or that individual company, indicates that an other than temporary decline in value has occurred. If so, the Company considers specific factors, including the financial condition and near-term prospect of each investment, any specific events that may affect the investee company, and the intent and ability of the Company to retain the investment for a period of time sufficient to allow for any anticipated recovery in market value. As a result of these reviews, the Company recognized no impairment charges during the year ended December 31, 2007.

SigmaTel, Inc.

Notes to Consolidated Financial Statements – (Continued)

Long-term investments consisted of the following as of December 31, 2007 (in thousands):

	Amortized Costs	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate bonds	$253	$—	$(1)	$252

Total investments	$253	$—	$(1)	$252

The long term security listed above matures in 2009.

8. Acquisitions

On July 26, 2005, the Company acquired certain assets, intellectual property and engineering resources associated with the Rio portable audio product line from Rio for $10.2 million, including direct acquisition costs of approximately $0.2 million. The acquisition included amounts assigned to developed technology of $2.9 million, patents of $0.7 million, and goodwill of $6.4 million. In 2006, as a result of the annual goodwill impairment review and test of recoverability for identifiable intangible assets, all of the goodwill assigned to the Rio acquisition and other related intangible assets were written off, totaling $8.5 million. Acquired patents from Rio on the December 31, 2007, balance sheet total $0.1 million.

On August 24, 2005, the Company completed the acquisition of all of the issued and outstanding shares of Protocom, a privately held provider of integrated circuits to the digital video camera market, for $18.8 million in cash and $28.2 million in the form of 1,437,304 shares of SigmaTel common stock. The acquisition included amounts assigned to developed technology of $2.3 million, customer relationships of $5.7 million and goodwill of $38.1 million. In 2006, as a result of the annual goodwill impairment review and test of recoverability for identifiable intangible assets, all of the goodwill assigned to the Protocom acquisition and customer relationships were written off. The Company performed a test of recoverability in the fourth quarter of 2007 for the remaining book value of the developed technology and determined that the remaining book value of approximately $0.4 million was not recoverable. Therefore, as of December 31, 2007 there is no recorded amount on the consolidated balance sheet for goodwill or identifiable intangible assets related to the Protocom acquisition.

On September 6, 2005, the Company acquired all of the issued and outstanding shares of Oasis, a privately held provider of integrated circuits for the printer market, for $57 million in cash. The Company incurred direct acquisition costs of approximately $2.0 million. The acquisition included amounts assigned to developed product technology of $7.6 million, customer relationships of $7.4 million, trademark and trade name of $1.7 million and goodwill of $32.4 million. In 2006, as a result of the annual goodwill impairment review and test of recoverability for identifiable intangible assets, all of the goodwill assigned to the Oasis acquisition and the remaining book value for the customer relationships, trademark and trade name were written off. As of December 31, 2007 the Company has $4.6 million recorded for developed technology on the consolidated balance sheet.

On October 5, 2005, the Company acquired the Direct Digital Amplification (DDX ® ) technology, design team and intellectual property from Apogee for $9.4 million in cash. The acquisition included amounts assigned to developed technology of $2.3 million, license agreement of $0.9 million, trademark and trade name of $0.5 million and goodwill of $5.7 million. In 2006, as a result of the annual goodwill impairment review and test of recoverability for identifiable intangible assets, all of the goodwill assigned to the Apogee acquisition and the remaining book value for developed technology was written off. As of December 31, 2007 the Company has $0.3 million recorded for the trademark and trade name on the consolidated balance sheet.

Operating results from the acquired businesses are included in the consolidated statements of operations from the date of acquisition.

The following unaudited pro-forma financial information presents the results of operations for the years ended December 31, 2005 as if the acquisitions had occurred at the beginning of each period presented. Pro-forma net income for the year ended December 31, 2005 includes an $11.6 million non-recurring charge for IPR&D. The pro-forma financial information for the combined entities has been prepared for comparative purposes only and is not indicative of what actual results would have been if the acquisitions had taken place at the beginning of each period presented, or of future results.

2005
(in thousands, except per share data) (unaudited)
Pro forma net revenues	$351,391
Pro forma net income	29,244
Pro forma net income per share:
Basic	$0.79
Diluted	$0.75

SigmaTel, Inc.

Notes to Consolidated Financial Statements – (Continued)

9. Disposition of Assets

In the first quarter of 2007 the Company disposed of net assets with a carrying value of approximately $0.7 million and recorded a loss on disposition of assets with a carrying value of approximately $0.6 million, which is reflected in the statement of operations for the year ended December 31, 2007, and is discussed further in Note 12, Commitments and Contingencies. There was an additional $0.1 million loss on disposition of assets that was recorded in the fourth quarter of 2007 related the Company’s annual fixed asset impairment review.

In December 2007, the Company disposed of its assets associated with its patent portfolio, and the total charge incurred was approximately $0.2 million.

In July 2006, the Company completed the sale of its PC audio codec product line to IDT, for total consideration of $81.5 million and recorded a pre-tax gain of $45.7 million that is included in the gain on disposition of assets line in the consolidated statements of operations. The consideration consisted of $72.0 million in cash, $5.0 million in accounts receivable retained by the Company, and $4.5 million in accounts payable assumed by IDT. The amount of $7.2 million of the purchase price was deposited into an escrow account upon closing for purposes of settling indemnification claims for the one-year period following the closing and is classified as restricted cash in the consolidated balance sheets. The cash consideration was offset by $2.5 million in closing costs. In connection with the sale, the Company and IDT entered into several ancillary agreements, including a transition services agreement designed to ensure a smooth transition of the PC audio codec product line to IDT, and an intellectual property license agreement pursuant to which IDT received rights to certain intellectual property being retained by SigmaTel related to the PC audio codec product line. The disposal of these assets did not meet the criteria established for recognition as discontinued operations under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As of December 31, 2007, $7.2 million of the restricted cash, and $0.2 million of interest has been released from escrow, leaving $0.2 million in escrow reserved for claims made by IDT during the year ended December 31, 2007. Revenues included in the Company’s consolidated statement of operations from the PC Audio product line were $19.1 million, $20.5 million, and $15.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

In July 2006, the Company sold a patent to a limited partnership for approximately $1.1 million. A gain of approximately $28,000 was recognized as a result of this sale and is included in the (loss) gain on asset disposition line in the consolidated statement of operations.

10. Other Accrued Expenses

The Company’s other accrued expenses are comprised of the following at December 31, 2007 and December 31, 2006, respectively (in thousands):

	December 31,
	2007	2006
Accrued taxes	$1,669	$3,223
Accrued insurance	874	749
Royalties payable	486	711
Accrued audit and tax services	510	405
Other	—	239

	$3,539	$5,327

SigmaTel, Inc.

Notes to Consolidated Financial Statements – (Continued)

11. Stockholders’ Equity and Stock-based Compensation

Common and Preferred Stock

The Company is authorized to issue 170,000,000 shares of $0.0001 par value common stock and 30,000,000 shares of $0.01 par value Preferred Stock. The board of directors has the authority to issue the undesignated preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

As of December 31, 2007, and 2006, there were no preferred shares issued or outstanding.

Share Repurchase Plan

On January 25, 2006, the Company’s board of directors authorized a share repurchase plan for up to $30.0 million of its common stock. In February 2006, approximately 2.6 million shares were repurchased for $30.0 million and were retired. There were no share repurchases in 2007.

Stock-Based Compensation

The Company has three stock-based compensation plans; the 1995 Stock Option – Stock Issuance Plan, the 2003 Equity Incentive Plan, and the Employee Stock Purchase Plan, which are described below. Prior to fiscal year 2006, the Company accounted for those plans under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, as permitted by FAS123R. Effective January 1, 2006, the Company adopted FAS123R using the modified-prospective transition method. Results from prior periods have not been restated.

1995 Stock Option/Stock Issuance Plan

As of December 31, 2007, options to purchase 918,213 shares of the Company’s common stock were outstanding under the Company’s 1995 Stock Option/Stock Issuance Plan (the “1995 Plan”). Under the 1995 Plan, incentive stock options may be granted to employees and non-statutory stock options may be granted to non-employees, directors or consultants at prices not lower than 100% of the fair market value of the Company’s common stock at the date of grant as determined by the Board of Directors. Any 10% stockholder must be granted options to purchase the Company’s common stock at an exercise price no lower than 110% of the fair market value of the Company’s common stock at the date of grant as determined by the board of directors. Generally, options vest either (i) at the rate of 20% per year over five years, or (ii) over a four year period (25% at end of the first year from the date of grant, and 1/36 of the remaining shares per month over the next 36 months) and are exercisable for a period of ten years from the date of grant. In February 2003, the board of directors approved an increase of 1,641,667 shares available for issuance under the 1995 Plan. Effective upon completion of the Company’s initial public offering, no more options were issued under the 1995 Plan.

2003 Equity Incentive Plan

In July 2003, the Company’s board of directors and stockholders approved the 2003 Equity Incentive Plan (the “2003 Plan”) that became effective upon completion of the initial public offering. The 2003 Plan provides for the grant of incentive stock options and nonqualified stock options, stock awards, stock purchase rights and RSUs for the purchase of up to 6,866,747 shares of the Company’s common stock by officers, employees, consultants and directors of the Company. However, this share reserve shall be reduced by the exercise of stock options outstanding under the Company’s 1995 Stock Option/Stock Issuance Plan. In April 2005, the board of directors and stockholders approved an increase of 2,500,000 shares available for issuance under the 2003 Plan. As of December 31, 2007, options to purchase 3,675,152 shares and RSUs covering 378,728 shares of the Company’s common stock were outstanding under the 2003 Plan.

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

Employee Stock Purchase Plan

In July 2003, the Company’s board of directors and stockholders approved an Employee Stock Purchase Plan (“ESPP”) that became effective upon completion of the Company’s initial public offering. Employees who own less than 5% of the Company’s stock,

SigmaTel, Inc.

Notes to Consolidated Financial Statements – (Continued)

work more than 20 hours a week and are generally employed for greater than 5 months per year, are eligible and may designate up to 15% of their compensation for the purchase of common stock semi-annually at the lower of 85% of the fair market value of the stock at the beginning or end of the six-month payment period, through accumulation of payroll deductions. Common stock reserved for issuance under the ESPP is 651,743 shares at December 31, 2007.

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

The Company determined the assumptions in the Black-Scholes model for calculating fair value of stock-based compensation costs as follows. The expected volatility is a combination of the Company’s historical and implied volatility. The Company used the “simplified method” for the first two fiscal quarters of 2007. Beginning in the third quarter of 2007, the Company began using historical exercise activity and other factors to determine the expected term. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of valuation; a dividend yield is not used since the Company has never paid cash dividends and does not currently intend to pay cash dividends. The Company periodically reviews the assumptions and modifies the assumptions accordingly.

The fair value of common stock options and employee purchase rights granted during the years ended December 31, 2007, 2006, and 2005 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year ended December 31,
	2007	2006	2005
2003 Equity Incentive Plan
Dividend yield	—	—	—
Expected life	4.6 years	4.5 years	3.5 years
Expected volatility	64%	65%	74%
Risk-free rate	4.5%	4.8%	3.7%
Employee Stock Purchase Plan
Dividend yield	—	—	—
Expected life	6 months	6 months	6 months
Expected volatility	65%	66%	68%
Risk-free rate	4.9%	4.6%	4.3%

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

A summary of the Company’s stock compensation activity with respect to the year ended December 31, 2007, follows (share and intrinsic value amounts in thousands):

Stock Options Under the 1995 and 2003 Plans	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5,112	$15.60
Granted	1,482	3.51
Exercised	(160)	1.35
Cancelled or expired	(1,841)	16.82

Outstanding at December 31, 2007	4,593	$11.72	7.3	$244

Vested at December 31, 2007 and expected to vest	4,508	$11.89	7.3	$243

Exercisable at December 31, 2007	2,603	$15.96	6.1	$252

SigmaTel, Inc.

Notes to Consolidated Financial Statements – (Continued)

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Term (Years)	Aggregate Intrinsic Value
Nonvested at December 31, 2006	278	$7.30
Granted	272	3.48
Vested	(55)	7.66
Forfeited	(116)	5.74

Nonvested at December 31, 2007	379	$4.99	1.4	$799

Vested at December 31, 2007 and expected to vest	356	$5.05	1.3	$942

Weighted average, grant date fair value of purchase rights exercised under the ESPP are as follows (share amounts in thousands):

	Year ended December 31,
	2007	2006	2005
Number of shares	356	337	92
Weighted average fair value	$1.33	$4.04	$10.97

The following summarizes the Company’s stock option values (in thousands):

	Year ended December 31,
	2007	2006	2005
Weighted average fair value of common stock options granted	$1.92	$4.11	$15.70
Intrinsic value of stock options exercised	$274	$2,476	$23,092
Fair value of stock options that vested	$4,323	$6,575	$4,069

During the year ended December 31, 2007, and 2006, 54,708 RSUs and zero RSUs vested, respectively. The Company had $6.8 million of total unrecognized compensation costs related to stock options and RSUs at December 31, 2007, that are expected to be recognized over a weighted-average period of 1.1 years. There was no stock compensation costs capitalized into assets as of December 31, 2007 or December 31, 2006.

For the year ended December 31, 2007, approximately $1.1 million was received for the exercise of stock options and employee stock purchases, and the tax benefit realized from these stock option exercises and employee stock purchases was zero million. For the year ended December 31, 2006, approximately $2.4 million was received for the exercise of stock options and employee stock purchases, and the tax benefit realized from these stock option exercises and employee stock purchases was $0.6 million. Cash was not used to settle any equity instruments previously granted. The Company issues shares from the 1995 Plan, 2003 Plan, and ESPP reserves upon the exercise of stock options, RSUs, and employee stock purchases. The Company does not currently expect to repurchase shares from any source to satisfy such obligation under the 1995 Plan, 2003 Plan, or ESPP.

Other Stock Options

Results for prior periods have not been revised to reflect the effects of implementing SFAS 123R. The following table illustrates the effect on net income (loss) and earnings per share for the years ended December 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

Year Ended December 31,
2005
Net income, as reported	$35,879
Add: Stock-based employee compensation expense recognized in net income, net of tax	843
Deduct: Stock-based employee compensation expense determined under the fair value based method for all employee awards, net of tax	(31,100)

Pro forma net income	$5,622

Pro forma basic net income per share	$0.16

Pro forma diluted net income per share	$0.15

SigmaTel, Inc.

Notes to Consolidated Financial Statements – (Continued)

12. Income Taxes

The provision for income taxes on income from continuing operations for the years ended December 31, 2007, 2006 and 2005 is comprised of the following (in thousands):

	Year ended December 31,
	2007	2006	2005
Current
Federal	$(5,897)	$1,955	$13,993
State	(14)	90	53
Foreign	2,663	1,939	2,539
Deferred
Federal	—	(4,055)	7,973
State	—	(56)	(127)
Foreign	(257)	(280)	79

	$(3,505)	$(407)	$24,510

The geographic sources of income from continuing operations before income taxes are as follows (in thousands):

	Year ended December 31,
	2007	2006	2005
United States	$(47,503)	$(97,591)	$51,780
Foreign	6,221	(11,840)	8,609

(Loss) income from before taxes	$(41,282)	$(109,431)	$60,389

A reconciliation of the amount of the income tax provision that results from applying the statutory Federal income tax rates to pretax income and the reported amount of income tax provision is as follows (in thousands):

	Year Ended December 31,
	2007	2006	2005
Tax provision at statutory rate	$(14,449)	$(38,301)	$21,136
State income tax provision (benefit)	245	23	(48)
Effect of foreign operations	(582)	(1,222)	2,222
In-process research and development	—	—	4,064
Research and development credit	1,022	(1,571)	(2,761)
Stock-based compensation charge (benefit)	680	1,340	(36)
Sale of non-deductible goodwill in IDT transaction	—	5,339	—
Goodwill impairment	—	19,103	—
Non-deductible expenses and other	63	(519)	59
Net increase (decrease) in valuation allowance	9,516	15,401	(126)

	$(3,505)	$(407)	$24,510

The significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$5,059	$4,263
Credit carryforwards	14,941	5,579
Accrued liabilities and reserves	2,912	2,440
Stock based compensation	3,097	2,019
Acquisition intangibles	4,928	2,375
Amortizable research and development	6,092	6,894
Depreciable assets	1,902	332
Other	580	88

Subtotal	39,511	23,990
Deferred tax asset valuation allowance	(38,344)	(23,532)

Total	1,167	458

Deferred tax liabilities:
Other	(710)	(253)

Total	(711)	(253)

Net deferred tax asset	$457	$205

SigmaTel, Inc.

Notes to Consolidated Financial Statements – (Continued)

The table below summarizes changes in the deferred tax asset valuation allowance (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2005	$(1,270)	$(4,974)	$—	$(6,244)
Year ended December 31, 2006	$(6,244)	$(17,288)	$—	$(23,532)
Year ended December 31, 2007	$(23,532)	$(14,812)	$—	$(38,344)

As of December 31, 2007, the Company had available tax operating loss and tax credit carryforwards subject to expiration as follows (in thousands):

	Year of Expiration:
	2008-2012	2013-2017	2018-2025	No Expiration
Net Operating Loss Carryforward
Federal	—	—	9,676	—
State (net of federal benefit)	10,936	7,318	—	—
Research & Development Credit
Federal	23	—	4,912	—
State (net of federal benefit)	—	–	1,340	530
Foreign Tax Credit
Federal	—	7,096	—	—
Alternative Minimum Tax Credit
Federal	—	—	—	1,015
Investment Tax Credit
State (net of federal benefit)	25	—	—	—

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss and credit carryforwards which can be used in future years. As of December 31, 2007, the Company has approximately $9.7 million of federal net operating loss and $0.8 million of federal credit carryforwards, with limitations on the amount that can be recognized in any annual period. This limit may result in the expiration of the carryforwards prior to their utilization. Similar provisions under state law impose limitations on $9.1 million of state net operating loss carryforwards and $0.6 million of state credit carryforwards.

The valuation allowance for the net deferred tax asset was increased by approximately $14.8 million during 2007 due to management’s determination that it is more likely than not that the Company will not realize the net U.S. deferred tax asset. This determination was based on a number of factors, but primarily the expected level of future income.

During the years ended December 31, 2007 and 2006, the Company recognized certain tax benefits related to equity compensation plans in the amount of zero and $1.6 million, respectively. Of the benefit recognized during the year ended December 31, 2006, $1.0 million was recorded as a reduction of income taxes payable and an increase in additional paid-in capital, $0.4 million was recorded as a reduction in income taxes payable and a decrease in goodwill, and $0.2 million was recorded as a decrease in taxes payable and an increase in tax benefit. The excess tax benefits recorded as an increase in additional paid in capital included direct tax benefits of equity-related tax deductions as well as indirect tax benefits included in the research and development tax credit. Additionally, certain deferred tax assets related to equity compensation plans, totaling $0.5 million for the year ended December 31, 2006, were written off directly to additional paid-in capital in accordance with SFAS 123R.

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

SigmaTel, Inc.

Notes to Consolidated Financial Statements – (Continued)

Deferred U.S. income taxes and foreign withholding taxes of $0.1 million have been provided on the $0.5 million undistributed cumulative earnings of foreign subsidiaries for the year ended December 31, 2007, and deferred U.S. income taxes and foreign withholding taxes of $0.1 million have been provided on the $0.4 million undistributed cumulative earnings of foreign subsidiaries for the year ended December 31, 2006.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties, is as follows (in thousands):

Balance at January 1, 2007	$8,258
Additions based on tax positions related to the current year	737
Additions for tax positions of prior years	639
Reductions for tax positions of prior years	(745)
Reductions for tax positions of prior years recorded as an increase in APIC	(368)
Reductions for tax positions resulting from a lapse in applicable statute of limitations	—
Cash settlements with taxing authorities	(189)

Balance at December 31, 2007	$8,332

Included in the balance at December 31, 2007 are $3.1 million of tax positions related to deferred tax assets that would otherwise carry a valuation allowance against them. Additionally, the gross uncertain tax positions result in income taxes receivable of $3.2 million, excluding interest, and in deferred tax assets of $1.8 million which are offset by a valuation allowance of $1.8 million. If the Company were to recognize the unrecognized tax benefits as of December 31, 2007, $2.0 million would impact the effective tax rate, the remainder would be offset by income taxes receivable and changes in the valuation allowance against deferred tax assets. The company does not expect the total unrecognized tax benefits related to periods through December 31, 2007 to significantly change within the next twelve months due to the expiration of statutes of limitation, settlements, or otherwise.

The Company accrues interest and penalties related to unrecognized tax benefits as a component of the provision for income taxes. As of January 1, 2007, the company had accrued $0.5 million for the payment of interest. During the year ended December 31, 2007, the Company recognized $0.3 million in additional interest and penalties. The Company had approximately $0.8 million for the payment of interest and penalties accrued at December 31, 2007.

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

13. Commitments and Contingencies

The Company leases its office space and certain office equipment under non-cancelable operating leases. Certain of these leases provide for periodic payments that increase over the life of the lease. The aggregate of the minimum periodic payments is expensed on a straight-line basis over the term of the related lease without consideration of renewal option periods. The lease agreements contain provisions that require the Company to pay for normal operating expenses including repairs and maintenance, property taxes, and insurance. Total rent expense under these operating leases was approximately $8.0 million, $9.1 million, and $7.1 million, million for the years ended December 31, 2007, 2006 and 2005, respectively. During the years ended December 31, 2007, 2006 and 2005, the Company earned $1.9 million, $2.3 million, and $1.5 million in rental income from office space subleased to third parties.

SigmaTel, Inc.

Notes to Consolidated Financial Statements – (Continued)

Future minimum lease payments under capital leases and non-cancelable operating leases at December 31, 2007 are as follows (in thousands):

Year ending December 31,	Operating leases	Capital leases
2008	6,682	150
2009	6,060	—
2010	6,135	—
2011	4,022	—
2012	3,857	—
Future	2,619	—

	29,375	150
Less: sublease rental income	(4,970)

Operating lease obligation net of sublease	$24,405

Less: portion representing interest		(4)

Capital lease obligation		$146

In connection with three of the Company’s leases for office space, the Company has two unused letters of credit with a bank. The first letter of credit is for $500,000 and also automatically renews every year, with a final expiration date of November 19, 2009. In November 2005, the Company amended the related lease to the second letter of credit, and as a result, the company is required to increase the letter of credit to $1.5 million. This amount will reduce by $375,000 per year beginning September 1, 2010 until the letter of credit is reduced to zero on September 1, 2013, which coincides with the termination of the lease agreement. The second letter of credit is for $1,126,729, which expires on April 30, 2008, and is automatically extended annually until March 31, 2011. An underlying pledge agreement to the letter of credit requires the Company to maintain a minimum cash balance of at least $3 million in its accounts with the issuing bank. The Company considers this pledge agreement to be a compensating balance.

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

Lease Abandonment

In March 2007, the Company abandoned approximately 25,000 square feet of its office space in Austin, Texas. The total charge incurred in connection with the lease abandonment was approximately $1.2 million which includes approximately $0.6 million for leased facilities and approximately $0.6 million for leasehold improvements and furniture. These amounts were recorded in the first quarter of 2007 and reflected in the selling, general and administrative expense in the consolidated statements of operations. The related obligations are reserved in the consolidated balance sheet as a short-term liability of approximately $0.1 million and a long-term liability of approximately $0.2 million. In addition, the Company disposed of net assets with a carrying value of approximately $0.7 million and recorded a loss on disposition of assets with a carrying value of approximately $0.6 million, which is reflected in the statement of operations for the year ended December 31, 2007.

In December 2004, the Company abandoned a lease of office space in order to move its Austin, Texas operations to a larger location that would accommodate the Company’s rapidly growing staff of engineers as well as support staff. The total amount incurred in connection with the lease abandonment was approximately $2.0 million, which was expensed entirely in 2004. During the year ended December 31, 2005, the Company adjusted the lease abandonment charge by approximately $0.4 million due to additional subleases that were executed in the abandoned space during the year. The adjustment is reflected in the selling, general and administrative operating expense in the consolidated statements of operations for the year ended December 31, 2005. In 2005, the Company began subleasing this office space to unrelated third parties for a total cash inflow of approximately $0.6 million and $0.7 million for the years ended December 31, 2005 and 2006, respectively. These subleases terminate concurrently with the Company’s leases. The Company made rent and broker payments of approximately $1.7 million and $1.2 million for the years ended December 31, 2005 and 2006, respectively. The net decrease to the lease abandonment liability in the years ended December 31, 2006 and December 31, 2005 was approximately $0.5 million and $1.5 million, respectively. At December 31, 2005, the liability was $0.5 million and was fully classified as a current liability. The lease abandonment liability was reduced to zero as of December 31, 2006. The Company does not expect any future charges related to this abandonment.

Executive Severance

On December 29, 2006, Ronald P. Edgerton notified the Company of his decision to resign from his positions as Chairman, Director, President, and Chief Executive Officer of SigmaTel, Inc., effective January 1, 2007. In connection with Mr. Edgerton’s

SigmaTel, Inc.

Notes to Consolidated Financial Statements – (Continued)

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

The total charge incurred in connection with the executive severance was approximately $2.4 million. Of the $2.4 million total expense incurred, $1.3 million of the expense is stock compensation expense due to the extended vesting and exercisability of equity awards provided by the Agreement. The entire $2.4 million of expense is included in the selling, general and administrative expense in the consolidated statements of operations for the year ended December 31, 2006. At December 31, 2007, $0.4 million of which was recorded in accrued compensation line in the current liabilities section on the consolidated balance sheet as of December 31, 2007, and $0.1 million was recorded in other liabilities in the long term liabilities section of the consolidated balance sheet. The Company does not expect any future charges related to this arrangement.

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

14. Related Party Transactions

In July 2006, the Company sold a patent to a limited partnership, approximately 20% of which is owned by a family member of one of the Company’s executive officers, for approximately $1.1 million. A gain of approximately $28,000 was recorded as a result of this sale.

15. Employee Benefit Plans

The Company has a defined contribution plan (the “401(k) Plan”) which is qualified under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions to the 401(k) Plan, not to exceed the statutory amount, and the Company may make discretionary matching contributions. The Company’s matching contributions to the 401(k) Plan for the plan years 2006 and 2005 were $1.3 million, $0.8 million, respectively. The Company’s expected matching contribution for the 2007 plan year is $1.0 million, which it expects to make in the first quarter of 2008.

16. Supplemental Cash Flow Information

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash paid for interest	$45	$14	$9
Cash paid for taxes	6,808	2,899	6,080
Non-cash investing and financing activities:
Stock issued for acquisition of business	—	—	28,179
Acquisition of property and equipment under capital leases	—	514	—

SigmaTel, Inc.

Notes to Consolidated Financial Statements – (Continued)

17. Operating Segment and Geographic Information

The Company operates as a single segment. The Company’s chief operating decision maker is considered to be the Chief Executive Officer. The chief operating decision maker allocates resources and assesses performance of the business at the entity-wide level to manage the business.

The following table summarizes the percentages of revenues by geographic region:

	Year Ended December 31,
	2007	2006	2005
China/Hong Kong	53.0%	33.3%	38.7%
Taiwan	23.0	36.8	37.5
Singapore	18.6	19.8	13.9
U.S.	3.4	2.5	2.4
Other	2.0	7.6	7.5

Total	100.0%	100.0%	100.0%

The table below summarizes the percentage of long-lived assets by geographic region:

	December 31,
	2007	2006	2005
United States	88%	87%	86%
Hong Kong	6	5	4
Other	6	8	10

	100%	100%	100%

The following table sets forth the Company’s revenues for each product class which accounted for greater than 10% of its revenues during any of the last three years (Audio Codecs include both notebook and desktop PC audio codecs and consumer audio codecs):

	Year Ended December 31,
	2007	2006	2005
Portable Multimedia SoCs	73%	75%	91%
Audio Codecs	*	12	*
Multi-Function Printer Products	18	12	*
* Less than 10%

18. Subsequent Event

On February 3, 2008, the Company entered into a definitive agreement to be acquired by Freescale Semiconductor, Inc. (“Freescale”), a leader in the design and manufacture of embedded semiconductors for the automotive, consumer, industrial, networking and wireless markets. The merger agreement contemplates that the proposed acquisition will be effected by the merger of a wholly-owned subsidiary of Freescale with and into the Company, whereby, upon the completion of such merger, the Company will become a wholly-owned subsidiary of Freescale. Under the terms of the merger agreement, each holder of shares of the outstanding common stock of the Company will be entitled to receive $3.00 in cash, less applicable withholding taxes, for each share of the Company’s common stock held by such holder as determined at the effective time of the merger. Costs associated with this transaction include banker, attorney and accountant fees. Completion of the proposed merger, which is expected to close in the second quarter of calendar 2008, is subject to regulatory approvals and the approval of the stockholders of the Company and other customary closing conditions. The Merger Agreement contains a “go-shop” provision which gives SigmaTel the right to solicit and engage in discussions and negotiations with respect to potential competing proposals through March 4, 2008. There can be no assurance that the merger will be consummated. In the event that the merger is terminated under certain circumstances, the Company will be required to pay Freescale a termination fee of up to $4.785 million.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

For Each of the Three Years Ended December 31, 2007

(in thousands)

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for sales returns:
Year ended December 31, 2005	$(150)	$(402)	$402	$(150)
Year ended December 31, 2006	(150)	(150)	150	(150)
Year ended December 31, 2007	(150)	—	68	(82)
Reserve for excess and obsolete inventory:
Year ended December 31, 2005	(2,183)	(1,381)	1,234	(2,330)
Year ended December 31, 2006	(2,330)	(3,920)	2,882	(3,368)
Year ended December 31, 2007	(3,368)	(1,766)	3,515	(1,621)
Allowance for doubtful accounts:
Year ended December 31, 2005	(506)	(115)	30	(591)
Year ended December 31, 2006	(591)	(348)	232	(707)
Year ended December 31, 2007	(707)	(36)	292	(450)

S-1